Form 10-Q
period 2023-06-30
Sacks Parente Golf, Inc.
filed 2023-09-18
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

Commission File Number: 001-41701

SACKS PARENTE GOLF, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4938288
(State of incorporation)	(I.R.S. Employer Identification No.)

551 Calle San Pablo, Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

(833) 776-6659

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SPGC	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ NO ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of September 8, 2023, there were 14,595,870 shares of common stock outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) the ability to achieve and expand significant levels of revenues, or recognize net income, from the sale of our products, (v) management’s ability to attract and maintain qualified personnel necessary for the development and commercialization of its planned products, (vi) the impact of the COVID-19 pandemic on our business, suppliers, consumers, customers, and employees or the overall economy, and (vii) other information that may be detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”). Please consider our forward-looking statements in light of those risks as you read this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SACKS PARENTE GOLF, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash	$9,000	$147,000
Restricted cash	-	24,000
Accounts receivable	8,000	2,000
Inventory, net of reserve for obsolescence of $98,000 and $73,000, respectively	95,000	142,000
Prepaid expenses and other current assets	3,000	16,000
Total Current Assets	115,000	331,000

Property and equipment, net	115,000	122,000
Right-of-use asset, net	50,000	22,000
Deferred offering costs	418,000	230,000
Deposits	5,000	5,000
Total Assets	$703,000	$710,000

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses	$341,000	$97,000
Accrued payroll to executives	1,748,000	1,095,000
Lease liability, current	32,000	17,000
Equipment purchase obligation	-	15,000
Loans payable – related parties ($244,000 is past due)	559,000	537,000
Notes payable (past due)	404,000	384,000
Customer deposits	21,000	21,000
Total Current Liabilities	3,105,000	2,166,000

Lease liability, net of current	17,000	6,000
Total Liabilities	3,122,000	2,172,000

Common stock subject to possible redemption (561,375 shares at redemption price of $1.07)	600,000	420,000

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 45,000,000 shares authorized, 10,834,495 and 10,784,495, shares issued and outstanding, respectively, excluding 561,375 shares subject to possible redemption at June 30, 2023 and December 31, 2022	108,000	108,000
Additional paid-in-capital	4,154,000	3,702,000
Accumulated deficit	(7,281,000)	(5,692,000)
Total Stockholders’ Deficiency	(3,019,000)	(1,882,000)

Total Liabilities and Stockholders’ Deficiency	$703,000	$710,000

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net Sales	$47,000	$44,000	$137,000	$109,000
Cost of goods sold	32,000	23,000	78,000	43,000
Gross profit	15,000	21,000	59,000	66,000

Operating expenses
Selling, general and administrative expenses	647,000	1,724,000	1,563,000	1,909,000
Research and development	18,000	8,000	43,000	10,000
Total operating expenses	665,000	1,732,000	1,606,000	1,919,000

Loss from operations	(650,000)	(1,711,000)	(1,547,000)	(1,853,000)

Other expenses
Interest	(22,000)	(5,000)	(42,000)	(7,000)
Loss on extinguishment of debt	-	(574,000)	-	(574,000)
Total other expenses	(22,000)	(579,000)	(42,000)	(581,000)

Net loss	$(672,000)	$(2,290,000)	$(1,589,000)	$(2,434,000)

Net loss per share – basic and diluted	$(0.06)	$(0.21)	$(0.15)	$(0.24)

Weighted average common shares outstanding – basic and diluted	10,834,495	10,757,104	10,816,539	10,104,649

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

(Amounts rounded to nearest thousands, except share amounts)

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, March 31, 2023	10,834,495	$108,000	-	$-	$3,990,000	$(6,609,000)	$(2,511,000)
Vesting of options	-	-	-	-	164,000		164,000
Net Loss						(672,000)	(672,000)
Balance, June 30, 2023 (Unaudited)	10,834,495	$108,000	-	$-	$4,154,000	$(7,281,000)	$(3,019,000)

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2022	10,784,495	$108,000	-	$-	$3,702,000	$(5,692,000)	$(1,882,000)
Vesting of options	-	-	-	-	227,000		227,000
Shares issued for services	50,000	-	-	-	225,000		225,000
Net Loss						(1,589,000)	(1,589,000)
Balance, June 30, 2023 (Unaudited)	10,834,495	$108,000	-	$-	$4,154,000	$(7,281,000)	$(3,019,000)

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, March 31, 2022	10,688,625	$107,000	158,371	$175,000	$1,543,000	$(2,331,000)	$(506,000)
Vesting of options	-	-	-	-	1,300,000		1,300,000
Modification of equity awards	95,870		(158,371)	(175,000)	203,000		28,000
Shares issued on plan of conversion	-	-	-	-	574,000		574,000
Net Loss						(2,290,000)	(2,290,000)
Balance, June 30, 2022 (Unaudited)	10,784,495	$107,000	-	$-	$3,620,000	$(4,621,000)	$(894,000)

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2021	9,170,760	$92,000	133,371	$150,000	$508,000	$(2,187,000)	$(1,437,000)
Vesting of options					1,300,000		1,300,000
Vesting of restricted stock	-	-	25,000	25,000	-		25,000
Modification of equity awards	95,870		(158,371)	(175,000)	203,000		28,000
Shares issued on plan of conversion	1,517,865	15,000			1,609,000		1,624,000
Net Loss						(2,434,000)	(2,434,000)
Balance, June 30, 2022 (Unaudited)	10,784,495	$107,000	-	$-	$3,620,000	$(4,621,000)	$(894,000)

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

(Amounts rounded to nearest thousands)

	Six Months Ended June 30,
	2023	2022

Cash Flows from Operating Activities
Net Loss	$(1,589,000)	$(2,434,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,000	3,000
Change in reserve for inventory obsolescence	25,000	(18,000)
Vesting of options	227,000	1,300,000
Vesting of restricted stock	-	25,000
Modification of equity awards	-	28,000
Loss on extinguishment of debt	-	574,000
Shares issued for services	225,000	-
Changes in ROU asset	15,000	4,000
Accrued interest	42,000	6,000
Changes in operating assets and liabilities
Accounts receivable	(6,000)	-
Inventory	22,000	(8,000)
Prepaids and other current assets	13,000	(25,000)
Deposits	-	(1,000)
Accounts payable and accrued expenses	67,000	57,000
Accrued payroll to officers	653,000	213,000
Lease liability	(17,000)	(4,000)
Deferred revenue	-	7,000
License obligation	-	(2,000)
Net cash used in operating activities	(313,000)	(275,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(3,000)	(35,000)
Net cash used in investing activities	(3,000)	(35,000)

Cash Flows from Financing Activities
Changes in loans from related parties	-	200,000
Payment of equipment purchase obligation	(15,000)	(14,000)
Deferred offering costs	(11,000)	(230,000)
Proceeds from private sale of common stock subject to possible redemption	180,000	-
Proceeds from sale of commons stock	-	420,000
Proceeds from convertible debt obligations	-	150,000
Net cash provided by financing activities	154,000	526,000

Net increase (decrease) in cash	(162,000)	216,000
Cash and restricted cash beginning of period	171,000	184,000
Cash and restricted cash end of period	$9,000	$400,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued on conversion of convertible debt obligations	$-	$1,050,000
Accrued deferred offering costs	$177,000	$-
New right of use asset and lease liability	$43,000	$34,000
Property and equipment purchased with debt	$-	$58,000

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2023 and 2022
(Unaudited)

(Amounts rounded to nearest thousands, except share and per share amounts)

NOTE 1 – OPERATIONS AND LIQUIDITY

Sacks Parente Golf, Inc. (“we,” the “Company” or “SPG”) was formed in 2018 as Sacks Parente Golf Company, LLC, a Delaware limited liability company. On March 18, 2022 the Company converted into a Delaware corporation named Sacks Parente Golf, Inc. Pursuant to our Plan of Conversion, on March 18, 2022, all of the outstanding ownership interests in Sacks Parente Golf Company, LLC, and rights to receive such interest were converted into and exchanged for shares of capital stock of Sacks Parente Golf, Inc. The Company retroactively reflected the conversion as of the earliest periods presented herein.

Sacks Parente Golf, Inc. is a technology-forward golf company, with a growing portfolio of golf products, including putting instruments, golf shafts, golf grips, and other golf-related products. In consideration of its growth opportunities in shaft technologies, in April of 2022, the Company expanded its manufacturing business to include advanced premium golf shafts by opening a new shaft manufacturing facility in St. Joseph, MO. It is the Company’s intent to manufacture and assemble substantially all products in the United States. The Company anticipates expansion into golf apparel and other golf related product lines to enhance its growth. The Company’s future expansions may include broadening its offerings through mergers, acquisitions or internal developments of product lines that are complementary to its premium brand.

The Company currently sells its products through resellers, the Company’s websites, and distributors in the United States, Japan, and South Korea.

Certain information and footnote disclosures normally included in financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. We believe that the disclosures contained in these condensed financial statements are adequate to make the information presented herein not misleading. For further information, refer to the financial statements and the notes thereto included elsewhere in this report.

The results of operations for the six months ended June 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2023, the Company recorded a net loss of $1,589,000, used cash in operations of $313,000, and has a stockholders’ deficit of $3,019,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2023, the Company had cash on hand in the amount of $9,000. Subsequent to June 30, 2023, the Company received net proceeds of $11,594,000 from the initial public offering of 3,200,000 shares of its common stock (see Note 12). The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

On August 14, 2023, the Company entered into a underwriting agreement with The Benchmark Company for the purchase of shares of the Company’s common stock, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission. In the offering, the Company sold 3,200,000 shares of common stock, at a price of $4.00 per share. The offering closed on August 17, 2023, and total proceeds received, net of fees, were $11,594,000 including an underwriting discount of 7% and a non-accountable expenses allowance of 1% based on the aggregate proceeds of the offering.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts receivables, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term and tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions made in valuing stock instruments issued for services.

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At June 30, 2023 and December 31, 2022, management determined that no allowance was necessary.

Deferred Offering Costs

Deferred offering costs consist principally of legal, accounting, and underwriters’ fees incurred related to equity financing. These deferred offering costs are deferred and then charged against the gross proceeds received once the equity financing occurs or are charged to expense if the financing does not occur.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

Revenue and costs of sales are recognized when control of the products transfers to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer.

All of the Company’s products are offered for sale as finished goods only, and there are no performance obligations required post-shipment for customers to derive the expected value from them.

The Company does not allow for returns, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended June 30,
	2023	2022
Net Sales Source	Revenue	Revenue	% Change
Distributors	$9,000	$10,000	-10%
Online Sales	38,000	54,000	-30%
Shipping	2,000	1,000	100%
Sales discounts	(2,000)	(21,000)	-90%
Net Sales	$47,000	$44,000	7%

	Six Months Ended June 30,
	2023	2022
Net Sales Source	Revenue	Revenue	% Change
Distributors	$67,000	$51,000	31%
Online Sales	105,000	87,000	21%
Shipping	4,000	2,000	100%
Sales discounts	(39,000)	(31,000)	26%
Net Sales	$137,000	$109,000	26%

The following table presents our net sales by product lines for the period presented:

	Three Months Ended June 30,
	2023	2022
Product Line	Revenue	Revenue
Golf Putters	$46,000	$64,000
Accessories	1,000	-
Shipping	2,000	1,000
Sales discounts	(2,000)	(21,000)
Net Sales	$47,000	$44,000

	Six Months Ended June 30,
	2023	2022
Product Line	Revenue	Revenue
Golf Putters	$167,000	$137,000
Accessories	5,000	1,000
Shipping	4,000	2,000
Sales discounts	(39,000)	(31,000)
Net Sales	$137,000	$109,000

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the six months ended June 30, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2023	June 30, 2022
Options	2,290,835	2,180,835
Common stock subject to possible redemption	561,375	561,375
Total	2,852,210	2,742,210

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $55,000 and $139,000 for the six months ended June 30, 2023 and 2022, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. For the six months ended June 30, 2023 and 2022, research and development costs were $43,000 and $10,000, respectively.

Stock-Based Compensation

The Company periodically issues stock options to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on the straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its Statements of Operations with classification depending on the nature of the services rendered.

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company is a private company and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the agriculture technology industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

During the six months ended June 30, 2023 and 2022, common shares of the Company were not publicly traded. As such, during the period, the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its financial assets and liabilities and measures these assets on a recurring basis. Financial assets recorded at fair value are categorized by the level of subjectivity associated with the inputs used to measure their fair value. Accounting Standards Codification Section 820 defines the following levels of subjectivity associated with the inputs:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly.

Level 3—Unobservable inputs based on the Company’s assumptions.

The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of long-term financing obligations approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest bearing cash balances were fully insured at June 30, 2023 and December 31, 2022.

Net sales. During the three months ended June 30, 2023, one Company customer classified as a distributor, accounted for 19% of net sales, respectively. No other customers exceeded 10% of net sales. During the three months ended June 30, 2022, a Company customer classified as a distributor, accounted for 35% of net sales, respectively. No other customers exceeded 10% of net sales.

During the three months ended June 30, 2023, more than 90% of the Company’s net sales were in the United States. During the three months ended June 30, 2022, 35% of the Company’s net sales were in Japan, and 65% of the Company’s net sales were in the United States.

During the six months ended June 30, 2023, the Company’s two largest customers classified as distributors accounted for 31% and 13% of net sales, respectively. No other customers exceeded 10% of net sales. During the six months ended June 30, 2022, two Company customers classified as distributors, accounted for 32% and 14% of net sales. No other customers exceeded 10% of net sales.

During the six months ended June 30, 2023, 31% of the Company’s net sales were in South Korea, and 69% of the Company’s net sales were in the United States. During the six months ended June 30, 2022, 32% of the Company’s net sales were in Japan, 66% of the Company’s net sales were in the United States remaining 4% in other countries.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 was effective for the Company beginning January 1, 2023. The Company does not believe the impact of the new guidance and related codification improvements had be material effect to its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	June 30, 2023	December 31, 2022
Raw materials, net	$16,000	$42,000
Finished goods, net	79,000	100,000
Total	$95,000	$142,000

At June 30, 2023 and December 31, 2022, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $98,000 and $73,000, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30, 2023	December 31, 2022
Machinery & Equipment	$136,000	$133,000
Accumulated depreciation	(21,000)	(11,000)
Property and equipment, net	$115,000	$122,000

Depreciation expense is included in selling, general and administrative expenses in the accompanying Statements of Operations. For the six months ended June 30, 2023 and 2022, depreciation expenses was $10,000 and $3,000, respectively.

NOTE 5 – ACCRUED PAYROLL TO EXECUTIVES

Several executives, including the Company’s Chief Executive, Chief Technology, and Chief Financial Officers, have elected to defer payment of their employment compensation. The amounts due are unsecured, non-interest bearing, and with no formal terms of repayment. The aggregate balance of the compensation owed to the senior executives was $1,748,000 and $1,095,000 as of June 30, 2023 and December 31, 2022, respectively.

NOTE 6 – EQUIPMENT PURCHASE OBLIGATION

On April 1, 2022, the Company entered into an equipment purchase obligation (“Obligation”) in the amount of $58,000. The Obligation bears no interest and requires twelve equal monthly payments of approximately $5,000. At the completion of the twelve monthly payments, equipment title transfers to the Company. The balance remaining was $15,000 at December 31, 2022. During the six months ended June 30, 2023, the Company paid $15,000, leaving no remaining balance at June 30, 2023.

NOTE 7 – RELATED PARTY LOANS

Related party loans consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Line of credit to related party – Akinobu Yorihiro (a)	$67,000	$67,000
Line of credit to related party – Tim Triplett (b)	77,000	76,000
Line of credit to related party – GML Holdings (c)	152,000	151,000
Line of credit to related party – NXV (d)	19,000	19,000
Secured promissory note to related party – Michael Keller (e) – past due	244,000	224,000
Total	$559,000	$537,000

(a)	On April 1, 2019, the Company entered into a Line of Credit Agreement with Akinobu Yorihiro. Akinobu Yorihiro is a co-founder, Director, Chief Technology Officer, and Chief Legal Officer of the Company. The agreement established a revolving line of credit in the amount of up to $100,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $67,000 and $67,000, respectively.

(b)	On April 1, 2019, the Company entered into a Line of Credit Agreement with Tim Triplett. Tim Triplett is co-founder, Director, President and Chief Executive Officer of the Company. The agreement established a revolving line of credit in the amount of up to $100,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $77,000 and $76,000, respectively.

(c)	On August 1, 2018, the Company entered into a Line of Credit Agreement with GML Holdings. GML Holdings is owned by Akinobu Yorihiro, co-founder, Director, Chief Technology Officer, and Chief Legal Officer of the Company. The agreement established a revolving line of credit in the amount of up to $250,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $152,000 and $151,000, respectively.

(d)	On March 1, 2018, the Company entered into a Line of Credit Agreement with NXV. NXV is owned by Akinobu Yorihiro, co-founder, Director and Chief Technology Officer, and Chief Legal Officer of the Company, and Tim Triplett, co-founder, Director, President and Chief Executive Officer of the Company. The agreement established a revolving line of credit in the amount of up to $40,000. Advances under this line of credit bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $19,000 and $19,000, respectively.

(e)	On May 23, 2022, the Company entered into a secured promissory note (“Note”) with Michael Keller, the Company’s former Chief Financial Officer, in the principal amount of $200,000, which bears interest at the rate of twenty (20) percent per annum. The full balance of the Note, including accrued interest, is due and payable in one lump sum payment on the earlier to occur of: (a) the one year anniversary of the Note or (b) 15th day following the receipt by the Company of the proceeds from the anticipated initial public offering of the Company’s common stock. The Note is secured by all inventory of the Company, which shall transfer to the possession and ownership of the lender immediately if the Company defaults on its repayment obligations. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $244,000 and $224,000, respectively. The Note is past due on June 30, 2023.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following at June 30, 2023 and December 31,2022:

	June 30, 2023	December 31, 2022

Note payable (a) – past due	$119,000	$109,000
Note payable (b) – past due	285,000	275,000
Total	$404,000	$384,000

(a)	On July 15, 2022, the Company entered into a unsecured promissory note (“Note”) with a private party (“Lender”), in the principal amount of $100,000, which bears interest at the rate of twenty (20) percent per annum. The full balance of the Note, including accrued interest, is due and payable in one lump sum payment on the earlier to occur of: (a) the one year anniversary of the Note or (b) 15th day following the receipt by the Company of the proceeds from the anticipated initial public offering of the Company’s common stock. The Note is secured by all inventory of the Company, which shall transfer to the possession and ownership of the lender immediately if the Company defaults on its repayment obligations. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $119,000 and $109,000, respectively. The Note became past due on July 15, 2023.

(b)	On November 9, 2022, the Company entered into a promissory note (“Note”) for $250,000. The Company promises to pay to the order of Lender the sum of two hundred fifty thousand dollars ($250,000), together with a single payment of 10% of the total loan within 90 days of the loan, plus a 20% per annum on the balance if it is not paid within 90 days of the loan. The full balance of this Note is due and payable in one lump sum payment on the earlier to occur of: (a) 90 days from receipt of funds, (b) the one-year anniversary of this Note or (c) no more than 15 days following the receipt by Borrower of the proceeds from the anticipated initial public offering of Borrower’s common stock. Notwithstanding anything to the contrary herein and regardless of when the Note is repaid in full, the minimum interest payment due to Lender shall be $25,000. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $285,000 and $275,000, respectively.

NOTE 9 – LEASE LIABILITIES

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company leases its office and warehouse locations, and certain warehouse equipment. Leases with an initial term of 12 months or less are not included on the balance sheets.

On April 1, 2022, the Company entered a facility lease for a 4,000 square foot facility in St. Joseph, Missouri, to expand its manufacturing business to include advanced premium golf shafts. The lease is for 24-months, and the monthly rent is approximately $1,500. On January 1, 2023, the Company amended its lease by adding an additional 5,000 square feet and extending the lease term. The amended lease is for 24-months from January 1, 2023, and the monthly rent is approximately $3,000.

The Company’s ROU asset balance was $22,000 as of December 31, 2022. During the six months ended June 30, 2023, the Company added $43,000 of ROU assets related to the amended lease discussed above and recorded a reduction of ROU assets of $15,000 related to its leases, resulting in an ROU asset balance of $50,000 as of June 30, 2023.

The Company’s lease liability balance was $23,000 as of December 31, 2022. During the six months ended June 30, 2023, the Company recorded a lease liability of $43,000 related the amended lease discussed above and made payments of $17,000 against its operating lease liability, resulting in a lease liability of $49,000, of which the current portion of lease liability was $32,000, leaving a long-term lease liabilities balance of $17,000.

During the six months ended June 30, 2023 and 2022, lease costs totaled approximately $46,000 and $29,000, respectively.

As of June 30, 2023, the weighted average remaining lease terms for operating lease is 1.50 years, and the weighted average discount rate for operating lease is 10.00%.

NOTE 10 – SECURITIES PURCHASE AGREEMENT SUBJECT TO REDEMPTION

On January 30, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with Speicher Limited (“Investor”) to which the Investor agreed to purchase 561,375 shares of the Company’s common stock in a private placement. The purchase price per share of common stock was $1.07, and the net proceeds to the Company was $600,000. The net proceeds are to pay for expenses associated with the Company’s planned Initial Public Offering the (“Listing”). The receipt of SPA proceeds of $600,000 was scheduled as follows: (i) $250,000 on completion of tasks defined in the SPA, (ii) $250,000 on or before submission of a Form S-1 in relation to the Company’s Listing; and (iii) $100,000 before Listing or as and when requested by the Company to pay for professional fees and expenses in connection with the listing after the submission of Form S-1. During the year ended December 31, 2022, the Company issued 561,375 shares of the Company’s common stock and received partial proceeds of $420,000, of which $24,000 remains in an escrow account as of December 31, 2022. The remaining balance to be disbursed to the Company was $180,000 as of December 31, 2022. During the six months ended June 30, 2023, the Company received the remaining proceeds of $180,000.

In accordance with the SPA, the Company granted the Investor the right to require the Company to repurchase the Investor’s shares of the Company’s common stock at a price of $1.07 per share only on the event of default making the Listing unsuccessful and within five business days on receipt of written notice. If the Listing does not occur on or before August 31, 2023, as amended, and such failure to occur is not due to the Company’s Default, as defined in the SPA, then neither party shall owe the other any further payment under the SPA. The provision herein would require a potential cash settlement of the company which prohibits the presentation of this instrument as part of permanent equity. As such the amounts are reflected as a mezzanine financing at June 30, 2023.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Recapitalization

On March 18, 2022, the Company converted into a Delaware corporation named Sacks Parente Golf, Inc. Pursuant to our Plan of Conversion, all of the outstanding ownership interests in Sacks Parente Golf Company, LLC, and rights to receive such interest were converted into and exchanged for 11,250,000 shares of capital stock of Sacks Parente Golf, Inc. All share and per shares amounts were retroactively restated as if the conversion occurred at the beginning of the earliest period presented.

Common Stock Issued for Services

On March 6, 2023, the Company entered into a Management Services Agreement (“MSA”) with Steve Handy to serve in the role as the Company’s Chief Financial Officer. As part of an agreement, the Company issued 50,000 shares of restricted common stock with immediate vesting, which the Company determined had a fair value of $225,000, or $4.50 per share. The fair value of $225,000 was recorded as a component of selling, general, and administrative expenses on the Statements of Operations during the six months ended June 30, 2023.

Equity Incentive Plans

Summary of Options

A summary of stock options for the six months ended June 30, 2023 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance outstanding, December 31, 2022	2,220,835	$1.00
Options granted	70,000	1.07
Balance outstanding, June 30, 2023	2,290,835	$1.00
Balance exercisable, June 30, 2023	2,059,821	$1.00

Information relating to outstanding options at June 30, 2023, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise Price		Life	Average		Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$1.00	2,220,835	3.84	$1.00	2,024,821	$1.00
$1.07	70,000	4.69	1.07	35,000	$1.07
	2,290,835	3.87	$1.00	2,059,821	$1.00

On March 6, 2023, the Company granted its Chief Financial Officer options to purchase 70,000 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $1.07 per common share, vesting for a six-month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $274,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $4.50 per share, based on the Company’s current public offering price, the expected term of three years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 4.61%.

During the six months ended June 30, 2023 and 2022, the Company recognized approximately $227,000 and $1.3 million of compensation expense, respectively, relating to vested stock options. As of June 30, 2023, the aggregate amount of unvested compensation related to stock options was approximately $237,000 which will be recognized as an expense as the options vest in future periods through July 2025.

As of June 30, 2023, the outstanding and exercisable options have an intrinsic value of approximately $8.0 million and $7.0 million, respectively. The aggregate intrinsic value was calculated as the difference between the estimated market value of $4.50 per share as of June 30, 2023, and the exercise price of the outstanding options.

NOTE 12 – SUBSEQUENT EVENTS

Initial Public Offering (IPO)

On August 14, 2023, the Company entered into an underwriting agreement with The Benchmark Company (“Benchmark”) for the purchase of shares of the Company’s common stock, par value $0.0001 per share, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission (“SEC”). In the offering, the Company sold 3,200,000 shares of common stock, at a price of $4.00 per share. The offering closed on August 17, 2023, and total proceeds received, net of fees, were $11,594,000. Benchmark was paid a total cash fee at the closing of the Offering equal to 7.0% of the gross cash proceeds received by the Company from the sale of the shares of common stock in the offering.

The accompanying unaudited pro forma balance sheet below as of June 30, 2023 has been prepared to give effect to (i) the sale of the 3,200,000 IPO shares, (ii) the reclassification of common stock subject to possible redemption (561,375 shares at redemption price of $1.07) to additional paid-in-capital, (iii) payment of accrued payroll to executives of $1,748,000, (iv) repayment of loans payable to related parties of $559,000, and (v) repayment of notes payable of $404,000, each in connection with the closing of our IPO.

The right of the Investor to require the repurchase of its shares as referenced in Note 10 was extinguished as a result of the listing of the Company’s shares on the Nasdaq Stock Market.

On the date of the IPO closing on August 17, 2023, a total of 14,595,870 shares of common stock were outstanding.

The effects of these transactions on our historical June 30, 2023, financial statements are reflected in the pro forma Balance Sheet below.

SACKS PARENTE GOLF, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	June 30, 2023	Pro Forma June 30, 2023
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash	$9,000	$8,892.000
Accounts receivable	8,000	8,000
Inventory, net of reserve for obsolescence of $98,000 and $73,000, respectively	95,000	95,000
Prepaid expenses and other current assets	3,000	3,000
Total Current Assets	115,000	8,998,000

Property and equipment, net	115,000	115,000
Right-of-use asset, net	50,000	50,000
Deferred offering costs	418,000	-
Deposits	5,000	5,000
Total Assets	$703,000	$9,168,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued expenses	$341,000	$341,000
Accrued payroll to executives	1,748,000	-
Lease liability, current	32,000	32,000
Loans payable – related parties ($244,000 is past due)	559,000	-
Notes payable (past due)	404,000	-
Customer deposits	21,000	21,000
Total Current Liabilities	3,105,000	394,000

Lease liability, net of current	17,000	17,000
Total Liabilities	3,122,000	411,000

Common stock subject to possible redemption (561,375 shares at redemption price of $1.07)	600,000	-

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 45,000,000 shares authorized, 10,834,495, shares issued and outstanding, excluding 561,375 shares subject to possible redemption at June 30, 2023; 14,595,870 shares issued and outstanding pro forma (unaudited)	108,000	146,000
Additional paid-in-capital	4,154,000	15,892,000
Accumulated deficit	(7,281,000)	(7,281,000)
Total Stockholders’ Equity (Deficiency)	(3,019,000)	8,757,000

Total Liabilities and Stockholders’ Equity (Deficiency)	$703,000	$9,168,000

Other Subsequent Events

On July 11, 2023, the Company received a loan of $11,000 from a third party, which bears no interest and is due on demand. The Company paid the loan in full on August 24, 2023.

On August 8, 2023, the Company entered into a loan agreement for $58,000 with a third party, which included $8,000 of interest and fees. The total loan proceeds received by the Company were $50,000. The loan bears 10% interest and is due and payable on September 8, 2023. The Company paid the loan in full on August 29, 2023.

On August 10, 2023, the Company entered into a loan agreement for $20,000 with Mr. Triplett, our Director, President and Chief Executive Officer. The loan bears 10% fixed interest and is payable in one lump sum payment on August 30, 2023, or any other later date as may be mutually agreed in writing by the Company and Mr. Triplett. The Company paid the loan in full on August 22, 2023.

On August 12, 2023, the Company entered into a non-binding letter of intent with Greater Asia Golf Promotions Limited (“GAGP”) to appoint GAGP as its non-exclusive distributor of the Company’s products in the territory of Asia excluding Japan and Korea for a one-year term. The Company plans to spend up to $2,500,000 to fund joint marketing expenses. On August 31, 2023, the Company transferred $500,000 to an escrow account as a good faith deposit pending the negotiation and execution of a Distribution Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Financial Statements and notes thereto and our Annual Report for the year ended December 31, 2022, including the audited Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

Company Overview

Sacks Parente Golf, Inc. (“we,” the “Company” or “SPG”) is a technology-forward golf company, with a growing portfolio of golf products, including putting instruments, golf shafts, golf grips, and other golf related products. In consideration of our growth opportunities in shaft technologies, in April of 2022, we expanded our manufacturing business to include advanced premium golf shafts by opening a new shaft manufacturing facility in St. Joseph, MO. It is our intent to manufacture and assemble substantially all products in the United States. We anticipate expansion into golf apparel and other golf related product lines to enhance our growth. Our future expansions may include broadening our offerings through mergers, acquisitions or internal developments of product lines that are complementary to our premium brand.

On August 14, 2023, we entered into an underwriting agreement with The Benchmark Company for the purchase of shares of the Company’s common stock, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission. In the offering, the Company sold 3,200,000 shares of common stock, at a price of $4.00 per share. The offering closed on August 17, 2023, and total proceeds received, net of fees, were $11,594,000 including an underwriting discount of 7% and a non-accountable expenses allowance of 1% based on the aggregate proceeds of the offering.

Key Factors Affecting Our Performance

Seasonality and General Trends in Golf Participation

Because golf is a seasonal sport, our sales are cyclical and unlikely to remain consistent from quarter to quarter. Further, if golf participation decreases or the number of rounds of golf played decreases generally, for any or no reason, sales of our products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline. The COVID-19 pandemic has resulted in a surge in golf participation and growth for our industry, but such trend may not continue and future trends are difficult to predict.

Public Company Costs

Our Common Stock will be registered with the SEC and listed on The Nasdaq Capital Market, which will require us to hire additional personnel and implement public company procedures and processes. We expect to incur additional annual expenses as a public company for internal controls compliance and public company reporting obligations, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Impact of Inflation

Recent inflationary trends have led to a moderate increase in some of the component parts used to manufacture our products. To date, we have not passed the increase in cost to our consumers. Continued prolonged periods of inflationary pressure on some or all costs may result in increased costs to produce our products that could have an adverse effect on profits from sales of these products or require us to increase prices for our products that could adversely affect consumer demand for our products.

Impact of Supply Chain Disruption

In February 2021, the US Government blocked all imports from the country of Myanmar. This disruption eliminated our main source of carbon fiber shafts, a crucial component of our putting instruments. While we are unable to quantify the financial impact of lost revenue on our business, this severe disruption limited our ability to acquire inventory to grow our sales. To mitigate similar future disruptions, we recently built a shaft manufacturing facility in St. Joseph, MO, using source materials produced in Japan and South Korea by third parties, which we believe will allow us to reach our business goals without further disruptions.

While we have not had significant other disruptions that materially impacted our financial results, we continue to seek and expand the number of qualified domestic vendors used to source materials.

Results of Operations for the Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net Sales

Our net sales increased $3,000, or 7%, to $47,000 during the three months ended June 30, 2023, compared to $44,000 during the three months ended June 30, 2022.

Cost of goods sold

Cost of goods sold represents primarily our material, component, and license fees for manufacturing our products sold and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $9,000 to $32,000 for the three months ended June 30, 2023, compared to $23,000 for the three months ended June 30, 2022. Our gross margin was 32% and 48% for the three months ended June 30, 2023 and 2022, respectively. The decline in gross margin was due to the change in inventory reserve and inventory shrinkage as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Our selling, general and administrative expenses decreased approximately $1.1 million to $647,000 during the three months ended June 30, 2023, compared to $1.7 million during the three months ended June 30, 2022. The decrease in selling, general and administrative expenses was from decreased stock-based compensation of $1.2 million, offset by increased salaries expense of $108,000. The remaining decrease in expenses of approximately $22,000 was from routine changes in our selling, general and administrative expenses accounts to support our operations.

Research and development costs include advisors, consultants, and product design and development. Research and development expenses increased $10,000 to $18,000 during the six months ended June 30, 2023, compared to $8,000 during the three months ended June 30, 2022. The increase in research and development costs in the current year period was from our new product development activities.

Loss from operations

Loss from operations decreased to $650,000 for the three months ended June 30, 2023, compared to a loss from operations of $1.7 million for the three months ended June 30, 2022. The decrease in our loss from operations was due to our decreased stock based compensation costs, offset by decreased gross profit, and increased operating costs, as discussed above.

Interest expense

Interest expense was $22,000 for the three months ended June 30, 2023, compared to $5,000 for the three months ended June 30, 2022. The increase in interest expense was from increased debt balances as compared to the prior year period.

Loss on extinguishment of debt

In accordance with a Plan of Conversion agreed to by each investor on March 18, 2022, our convertible debt obligations of $1,050,000 were converted into 1,517,865 shares of the Company’s common stock, with a fair value of $1,624,000. The difference between the fair value of the common stock and the convertible debt obligation was $574,000, which was recorded as a loss on extinguishment of debt. No similar transaction occurred in the current year period.

Net loss

Net loss decreased $1.6 million to $672,000 during the three months ended June 30, 2023, compared to $2.3 million for the three months ended June 30, 2022. The decrease in net loss was due to decreased stock based compensation costs, offset by decreased gross profit, increased operating costs, increased interest expense, and the recording of a loss on extinguishment of debt, as discussed above.

Results of Operations for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Net Sales

Our net sales increased $28,000, or 26%, to $137,000 during the six months ended June 30, 2023, compared to $109,000 during the six months ended June 30, 2022. The increase in net sales was primarily from our first-time sales to a distributor in South Korea, which represented approximately $43,000, or 31%, of our net sales during the six months ended June 30, 2023.

Cost of goods sold

Cost of goods sold represents primarily our material, component, and license fees for manufacturing our products sold and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $35,000 to $78,000 for the six months ended June 30, 2023, compared to $43,000 for the six months ended June 30, 2022. Our gross margin was 43% and 61% for the six months ended June 30, 2023 and 2022, respectively. The decline in gross margin was due to the change in inventory reserve and inventory shrinkage as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Our selling, general and administrative expenses decreased approximately $346,000 to $1.6 million during the six months ended June 30, 2023, compared to $1.9 million during the six months ended June 30, 2022. The decrease in selling, general and administrative expenses was from decreased stock based compensation of $901,000, increased salaries expense of $472,000, and increased professional fees of $86,000. The remaining decrease in expenses of approximately $3,000 was from routine changes in our selling, general and administrative expenses accounts to support our operations.

Research and development costs include advisors, consultants, and product design and development. Research and development expenses increased $33,000 to $43,000 during the three months ended June 30, 2023, compared to $10,000 during the six months ended June 30, 2022. The increase in research and development costs in the current year period was from our new product development activities.

Loss from operations

Loss from operations decreased to $1.5 million for the six months ended June 30, 2023, compared to $1.9 million for the six months ended June 30, 2022. The decrease in our loss from operations was due to our decreased stock based compensation costs, offset by decreased gross profit and increased operating costs, as discussed above.

Loss on extinguishment of debt

In accordance with a Plan of Conversion agreed to by each investor on March 18, 2022, our convertible debt obligations of $1,050,000 were converted into 1,517,865 shares of the Company’s common stock, with a fair value of $1,624,000. The difference between the fair value of the common stock and the convertible debt obligation was $574,000, which was recorded as a loss on extinguishment of debt. No similar transaction occurred in the current year period.

Interest expense

Interest expense was $42,000 for the six months ended June 30, 2023, compared to $7,000 for the six months ended June 30, 2022. The increase in interest expense was from increased debt balances as compared to the prior year period.

Net loss

Net loss decreased $845,000 to $1.6 million during the six months ended June 30, 2023, compared to $2.4 million for the six months ended June 30, 2022. The decrease in net loss was due decreased stock based compensation costs, offset by decreased gross profit, increased operating costs, increased interest expense, and the recording of a loss on extinguishment of debt in the prior year period which did not occur in the current year period, as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Six Months Ended June 30,
	2023	2022

Net cash provided by (used in):
Operating activities	$(313,000)	$(275,000)
Investing activities	(3,000)	(35,000)
Financing activities	154,000	526,000
Net increase (decrease) in cash	$(162,000)	$216,000

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 totaled $313,000, compared to net cash used in operating activities for the six months ended June 30, 2022 of $275,000. The increase in net cash used in operations for the six months ended June 30, 2023 was primarily to fund our net loss, adjusted by changes in stock based compensation expense, and an increase in accrued compensation for our officers of $653,000, with the remaining change related to our working capital accounts.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2023 totaled $3,000, compared to net cash used in investing activities for the six months ended June 30, 2022 of $35,000. Net cash used in investing activities was for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $154,000, which included proceeds of $180,000 received in the private placement of common stock, offset by $11,000 paid for deferred offering costs related to our planned initial public offering, and $15,000 repayment of our equipment purchase obligation.

Net cash provided by financing activities for the six months ended June 30, 2022 was $526,000, which included proceeds of $420,000 received in the private placement of common stock, proceeds of $150,000 from the sale of convertible debt obligations, and net proceeds of $200,000 from our loans from related parties, offset by $230,000 paid for deferred offering costs related to our planned initial public offering and $14,000 repayment of our equipment purchase obligation.

Related Party Loans

Related party loans consist of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Line of credit to related party – Akinobu Yorihiro (a)	$67,000	$67,000
Line of credit to related party – Tim Triplett (b)	77,000	76,000
Line of credit to related party – GML Holdings (c)	152,000	151,000
Line of credit to related party – NXV (d)	19,000	19,000
Secured promissory note to related party – Michael Keller (e) – past due	244,000	224,000
Total	$559,000	$537,000

(a)	On April 1, 2019, the Company entered into a Line of Credit Agreement with Akinobu Yorihiro. Akinobu Yorihiro is a co-founder, Director, Chief Technology Officer, and Chief Legal Officer of the Company. The agreement established a revolving line of credit in the amount of up to $100,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $67,000 and $67,000, respectively. As of the date of this report, the outstanding principal and accrued interest were paid in full out of the proceeds from our recent initial public offering.

(b)	On April 1, 2019, the Company entered into a Line of Credit Agreement with Tim Triplett. Tim Triplett is co-founder, Director, President and Chief Executive Officer of the Company. The agreement established a revolving line of credit in the amount of up to $100,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $77,000 and $76,000, respectively. As of the date of this report, the outstanding principal and accrued interest were paid in full out of the proceeds from our recent initial public offering.

(c)	On August 1, 2018, the Company entered into a Line of Credit Agreement with GML Holdings. GML Holdings is owned by Akinobu Yorihiro, co-founder, Director, Chief Technology Officer, and Chief Legal Officer of the Company. The agreement established a revolving line of credit in the amount of up to $250,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $152,000 and $151,000, respectively. As of the date of this report, the outstanding principal and accrued interest were paid in full out of the proceeds from our recent initial public offering.

(d)	On March 1, 2018, the Company entered into a Line of Credit Agreement with NXV. NXV is owned by Akinobu Yorihiro, co-founder, Director and Chief Technology Officer, and Chief Legal Officer of the Company, and Tim Triplett, co-founder, Director, President and Chief Executive Officer of the Company. The agreement established a revolving line of credit in the amount of up to $40,000. Advances under this line of credit bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $19,000 and $19,000, respectively. As of the date of this report, the outstanding principal and accrued interest were paid in full out of the proceeds from our recent initial public offering.

(e)	On May 23, 2022, the Company entered into a secured promissory note (“Note”) with Michael Keller, the Company’s former Chief Financial Officer, in the principal amount of $200,000, which bears interest at the rate of twenty (20) percent per annum. The full balance of the Note, including accrued interest, is due and payable in one lump sum payment on the earlier to occur of: (a) the one year anniversary of the Note or (b) 15th day following the receipt by the Company of the proceeds from the anticipated initial public offering of the Company’s common stock. The Note is secured by all inventory of the Company, which shall transfer to the possession and ownership of the lender immediately if the Company defaults on its repayment obligations. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $244,000 and $224,000, respectively. The Note is past due at June 30, 2023. As of the date of this report, the outstanding principal and accrued interest were paid in full out of the proceeds from our recent initial public offering.

Notes Payable

Notes payable consist of the following at June 30, 2023 and December 31,2022:

	June 30, 2023	December 31, 2022

Note payable (a) – past due	$119,000	$109,000
Note payable (b) – past due	285,000	275,000
Total	$404,000	$384,000

(a)	On July 15, 2022, the Company entered into a unsecured promissory note (“Note”) with a private party (“Lender”), in the principal amount of $100,000, which bears interest at the rate of twenty (20) percent per annum. The full balance of the Note, including accrued interest, is due and payable in one lump sum payment on the earlier to occur of: (a) the one year anniversary of the Note or (b) 15th day following the receipt by the Company of the proceeds from the anticipated initial public offering of the Company’s common stock. The Note is secured by all inventory of the Company, which shall transfer to the possession and ownership of the lender immediately if the Company defaults on its repayment obligations. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $119,000 and $109,000, respectively. The Note became past due on July 15, 2023. As of the date of this report, the outstanding principal and accrued interest were paid in full out of the proceeds from our recent initial public offering.

(b)	On November 9, 2022, the Company entered into a promissory note (“Note”) for $250,000. The Company promises to pay to the order of Lender the sum of two hundred fifty thousand dollars ($250,000), together with a single payment of 10% of the total loan within 90 days of the loan, plus a 20% per annum on the balance if it is not paid within 90 days of the loan. The full balance of this Note is due and payable in one lump sum payment on the earlier to occur of: (a) 90 days from receipt of funds, (b) the one-year anniversary of this Note or (c) no more than 15 days following the receipt by Borrower of the proceeds from the anticipated initial public offering of Borrower’s common stock. Notwithstanding anything to the contrary herein and regardless of when the Note is repaid in full, the minimum interest payment due to Lender shall be $25,000. At June 30, 2023 and December 31, 2022, outstanding principal and accrued interest totaled $285,000 and $275,000, respectively. As of the date of this report, the outstanding principal and accrued interest were paid in full out of the proceeds from our recent initial public offering.

Liquidity and Capital Resources

The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

As reflected in the accompanying financial statements, during the six months ended June 30, 2023, we recorded a net loss of $1,589,000, used cash in operations of $313,000, and has a stockholders’ deficit of $3,019,000 as of that date. These factors raise substantial doubt about our ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon our ability to raise additional funds and implement its business plan. As a result, we concluded that there is substantial doubt about the Company’s ability to continue as a going concern. Our independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2022, has also expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At June 30, 2023, we had cash on hand in the amount of $9,000. Subsequent to June 30, 2023, we received net proceeds of $11,594,000 on the sale of its common stock. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity financing.

On August 14, 2023, we entered into an underwriting agreement with The Benchmark Company for the purchase of shares of the Company’s common stock, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission. In the offering, the Company sold 3,200,000 shares of common stock, at a price of $4.00 per share. The offering closed on August 17, 2023, and total proceeds received, net of fees, were $11,594,000 including an underwriting discount of 7% and a non-accountable expenses allowance of 1% based on the aggregate proceeds of the offering.

Based on current operating plans, the Company estimates that existing cash resources, together with the proceeds from the Company’s initial public offering will provide sufficient working capital through approximately June 2025. However, the Company’s operating plans may change as a result of many factors that are currently unknown and or outside the control of the Company, and additional funds may be needed sooner than planned.

Off-Balance Sheet Arrangements

At June 30, 2023 and December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our consolidated financial statements, which have been prepared and audited in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, we review our estimates to ensure that the estimates appropriately reflect changes in our business and new information as it becomes available.

Management believes the critical accounting estimates discussed below affect its more significant estimates and assumptions used in the preparation of its consolidated financial statements.

Revenue Recognition

We account for revenue recognition in accordance with Accounting Standards Codification (“ASC”) Topic 606, “Revenue from Contracts with Customers.”

The amount of revenue we recognize is based on the amount of consideration we expect to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts and allowances as well as sales programs, sales promotions and price concessions that we offer, as described further below. These estimates are based on amounts earned or expected to be claimed by customers on the related sales, and are therefore recorded to the respective net revenue, trade accounts receivable, and sales program liability accounts.

We may offer short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout a product’s life cycle, which varies from two to three years but could be shorter or longer. Price concessions or price reductions are generally offered at the end of the product’s life cycle. The estimated variable consideration related to these potential programs will be based on a rate that includes historical and forecasted data. We may record a reduction to net revenues using this rate at the time of the sale. We will monitor this rate against actual results and forecasted estimates and adjusts the rate as necessary in order to reflect the amount of consideration it expects to receive from its customers.

We also may record an estimate for anticipated returns as a reduction of sales and cost of sales, and accounts receivable in the period that the related sales are recorded. The cost recovery of inventory associated with this reserve will be accounted for in other current assets. Sales returns will be estimated based upon historical returns, current economic trends, changes in customer demands and sell-through of products. We also may offer certain customers sales programs that would allow for specific returns. We may record a return reserve for anticipated returns related to these sales programs at the time of the sale based on the terms of the sales program.

Inventories

Inventories are valued at the lower of cost or net realizable value, which includes a reserve for excess, obsolete and/or unmarketable inventory. We estimate the reserve based upon current inventory levels, sales trends and historical experience as well as management’s estimates of market conditions and forecasts of future product demand, all of which are subject to change. The calculation of our reserve for excess, obsolete and/or unmarketable inventory requires management to make assumptions and to apply judgment regarding inventory aging, forecasted consumer demand and pricing, regulatory (USGA and R&A) rule changes, the promotional environment and technological obsolescence. We do not believe there is a reasonable likelihood that there will be a material change in the future estimates or assumptions used to calculate the reserve. However, if estimates regarding consumer demand are inaccurate or change, we may need to increase its inventory allowance, which could significantly adversely affect we operating results.

Cost of Products

Our cost of products is comprised primarily of material, component and license fees. Historically, our manufacturing costs, primarily material and component costs, are variable in nature and will fluctuate with sales volumes. Generally, the relative significance of the components cost of products do not vary materially from period to period. However, with the current inflation pressures on current economic outlook, this could change.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on the Effectiveness of Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in a cost-effective control system, no evaluation of internal control over financial reporting can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been or will be detected.

These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are engaged from time to time in the defense of lawsuits arising out of the ordinary course and conduct of our business. There is no action, suit, proceeding, inquiry, or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company, threatened against our Company, our common stock, or of our Company or our officers or directors in their capacities as such.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules)

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description
1.1	Underwriting Agreement between the Company and The Benchmark Company LLC dated as of August 14, 2023 filed as an Exhibit 1.1 to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on May 24, 2023
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document**
101.SCH*	Inline XBRL Taxonomy Extension Schema Document**
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document**
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document**
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACKS PARENTE GOLF, INC.

Date: September 18, 2023	By:	/s/ Timothy Triplett
Chief Executive Officer

Date: September 18, 2023	By:	/s/ Steve Handy
Steve Handy
Chief Financing Officer and Principal Financial Officer

