Form 10-Q
period 2023-09-30
Sacks Parente Golf, Inc.
filed 2023-11-13
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, there were 14,595,870 shares of common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SACKS PARENTE GOLF, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,768,000	$147,000
Restricted cash	-	24,000
Accounts receivable	18,000	2,000
Inventory, net of reserve for obsolescence of $119,000 and $73,000, respectively	165,000	142,000
Prepaid expenses and other current assets	766,000	16,000
Total Current Assets	7,717,000	331,000

Property and equipment, net	208,000	122,000
Right-of-use asset, net	42,000	22,000
Deferred offering costs	-	230,000
Deposits	5,000	5,000
Total Assets	$7,972,000	$710,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued expenses	$375,000	$97,000
Accrued payroll to executives	-	1,095,000
Lease liability, current	33,000	17,000
Equipment purchase obligation	-	15,000
Loans payable – related parties	-	537,000
Notes payable (past due)	-	384,000
Customer deposits	2,000	21,000
Total Current Liabilities	410,000	2,166,000

Lease liability, net of current	9,000	6,000
Total Liabilities	419,000	2,172,000

Common stock subject to possible redemption (561,375 shares at redemption price of $1.07)	-	420,000

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 45,000,000 shares authorized, 14,595,870 and 10,784,495, shares issued and outstanding, respectively, excluding 561,375 shares subject to possible redemption at December 31, 2022	146,000	108,000
Additional paid-in-capital	15,885,000	3,702,000
Accumulated deficit	(8,478,000)	(5,692,000)
Total Stockholders’ Equity (Deficiency)	7,553,000	(1,882,000)

Total Liabilities and Stockholders’ Equity (Deficiency)	$7,972,000	$710,000

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net Sales	$95,000	$48,000	$232,000	$157,000
Cost of goods sold	56,000	27,000	134,000	70,000
Gross profit	39,000	21,000	98,000	87,000

Operating expenses
Selling, general and administrative expenses	1,195,000	520,000	2,758,000	2,429,000
Research and development	15,000	33,000	58,000	43,000
Total operating expenses	1,210,000	553,000	2,816,000	2,472,000

Loss from operations	(1,171,000)	(532,000)	(2,718,000)	(2,385,000)

Other expenses
Interest, net	(26,000)	(16,000)	(68,000)	(23,000)
Loss on extinguishment of debt	-	-	-	(574,000)
Total other expenses	(26,000)	(16,000)	(68,000)	(597,000)

Net loss	$(1,197,000)	$(548,000)	$(2,786,000)	$(2,982,000)

Net loss per share – basic and diluted	$(0.09)	$(0.05)	$(0.24)	$(0.29)

Weighted average common shares outstanding – basic and diluted	12,674,298	10,784,495	11,442,597	10,311,465

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(Amounts rounded to nearest thousands, except share amounts)

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, June 30, 2023	10,834,495	$108,000	-	$-	$4,154,000	$(7,281,000)	$(3,019,000)
Vesting of options	-	-	-	-	140,000		140,000
Proceeds from private sale of common stock	561,375	6,000			594,000		600,000
Proceeds from public sale of common stock, net of expenses	3,200,000	32,000			10,997,000		11,029,000
Net Loss						(1,197,000)	(1,197,000)
Balance, September 30, 2023 (Unaudited)	14,595,870	$146,000	-	$-	$15,885,000	$(8,478,000)	$7,553,000

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2022	10,784,495	$108,000	-	$-	$3,702,000	$(5,692,000)	$(1,882,000)
Vesting of options	-	-	-	-	367,000		367,000
Shares issued for services	50,000	-	-	-	225,000		225,000
Proceeds from private sale of common stock	561,375	6,000			594,000		600,000
Proceeds from public sale of common stock, net of expenses	3,200,000	32,000			10,997,000		11,029,000
Net Loss						(2,786,000)	(2,786,000)
Balance, September 30, 2023 (Unaudited)	14,595,870	$146,000	-	$-	$15,885,000	$(8,478,000)	$7,553,000

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, June 30, 2022	10,784,495	$108,000	-	$-	$3,619,000	$(4,621,000)	$(894,000)
Vesting of options	-	-	-	-	44,000		44,000
Net Loss						(548,000)	(548,000)
Balance, September 30, 2022 (Unaudited)	10,784,495	$108,000	-	$-	$3,663,000	$(5,169,000)	$(1,398,000)

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2021	9,170,760	$92,000	133,371	$150,000	$508,000	$(2,187,000)	$(1,437,000)

Vesting of options					1,344,000		1,344,000
Vesting of restricted stock	-	-	25,000	25,000	-		25,000
Modification of equity awards	95,870	1,000	(158,371)	(175,000)	202,000		28,000
Shares issued on plan of conversion	1,517,865	15,000			1,609,000		1,624,000
Net Loss						(2,982,000)	(2,982,000)
Balance, September 30, 2022 (Unaudited)	10,784,495	$108,000	-	$-	$3,663,000	$(5,169,000)	$(1,398,000)

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

(Amounts rounded to nearest thousands)

	Nine Months Ended September 30,
	2023	2022

Cash Flows from Operating Activities
Net Loss	$(2,786,000)	$(2,982,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,000	6,000
Change in reserve for inventory obsolescence	46,000	(25,000)
Vesting of options	367,000	1,344,000
Vesting of restricted stock	-	25,000
Modification of equity awards	-	28,000
Loss on extinguishment of debt	-	574,000
Shares issued for services	225,000	-
Changes in ROU asset	23,000	8,000
Accrued interest	-	21,000
Changes in operating assets and liabilities
Accounts receivable	(16,000)	3,000
Inventory	(69,000)	(11,000)
Prepaids and other current assets	(750,000)	(25,000)
Deposits	-	(1,000)
Accounts payable and accrued expenses	278,000	64,000
Accrued payroll to officers	(1,095,000)	408,000
Lease liability	(24,000)	(8,000)
Deferred revenue	(19,000)	(3,000)
License obligation	-	(1,000)
Net cash used in operating activities	(3,805,000)	(575,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(101,000)	(75,000)
Net cash used in investing activities	(101,000)	(75,000)

Cash Flows from Financing Activities
Payment of equipment purchase obligation	(15,000)	(29,000)
Deferred offering costs	230,000	(230,000)
Proceeds from private sale of common stock subject to possible redemption	180,000	420,000
Proceeds from public sale of common stock, net	11,029,000	-
Proceeds from notes payable	61,000	100,000
Repayment of notes payable	(445,000)	-
Proceeds from loans payable – related party	20,000	200,000
Repayment of loans payable – related party	(557,000)	-
Proceeds from convertible debt obligations	-	150,000
Net cash provided by financing activities	10,503,000	611,000

Net increase (decrease) in cash	6,597,000	(39,000)
Cash and cash equivalents and restricted cash beginning of period	171,000	184,000
Cash and cash equivalents and restricted cash end of period	$6,768,000	$145,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued on conversion of convertible debt obligations	$-	$1,050,000
New right of use asset and lease liability	$43,000	$34,000
Property and equipment purchased with debt	$-	$58,000
Reclass of common stock subject to redemption to equity	$420,000	$-

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2023 and 2022
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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 2023.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the year ended December 31, 2022, the Company incurred a net loss of $3,505,000 and used cash in operations of $785,000 and had a shareholders’ deficit of $1,882,000 as of December 31, 2022. As reflected in the accompanying condensed financial statements, during the nine months ended September 30, 2023, the Company incurred a net loss of $2,786,000 and used cash in operations of $3,805,000.

During the nine months ended September 30, 2023, the Company closed its initial public offering (“IPO”) and received $11,029,000 of net proceeds after expenses. At September 30, 2023, the Company had cash and cash equivalents on hand in the amount of $6,768,000. Due to the funds received through our IPO, and the $600,000 cash received that was reclassified to additional paid in capital (see Note 10), the Company had shareholders’ equity of $7,553,000 at September 30, 2023. The Company now expects its cash on hand at September 30, 2023, will last for at least the next 12 months.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financing, and it expects to continue to rely on these sources of capital in the future.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in licensing future licensing agreements.

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

Cash and cash equivalents

The Company’s cash consists of cash on deposit with banks. Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At September 30, 2023 and December 31, 2022, management determined that no allowance was necessary.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended September 30,
	2023	2022
Net Sales Source	Revenue	Revenue	% Change
Distributors	$68,000	$6,000	1033%
Online Sales	46,000	57,000	-19%
Shipping	2,000	2,000	-%
Sales discounts	(21,000)	(17,000)	-24%
Net Sales	$95,000	$48,000	98%

	Nine Months Ended September 30,
	2023	2022
Net Sales Source	Revenue	Revenue	% Change
Distributors	$135,000	$58,000	132%
Online Sales	151,000	143,000	6%
Shipping	6,000	4,000	50%
Sales discounts	(60,000)	(48,000)	25%
Net Sales	$232,000	$157,000	48%

The following table presents our net sales by product lines for the period presented:

	Three Months Ended September 30,
	2023	2022
Product Line	Revenue	Revenue
Golf Putters	$111,000	$62,000
Accessories	3,000	1,000
Shipping	2,000	2,000
Sales discounts	(21,000)	(17,000)
Net Sales	$95,000	$48,000

	Nine Months Ended September 30,
	2023	2022
Product Line	Revenue	Revenue
Golf Putters	$276,000	$199,000
Accessories	10,000	2,000
Shipping	6,000	4,000
Sales discounts	(60,000)	(48,000)
Net Sales	$232,000	$157,000

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

For the nine months ended September 30, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2023	September 30, 2022
Options	2,630,835	2,220,835
Common stock subject to possible redemption	-	561,375
Total	2,630,835	2,782,210

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $155,000 and $219,000 for the nine months ended September 30, 2023 and 2022, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $58,000 and $43,000 for the nine months ended September 30, 2023 and 2022, respectively,

Stock-Based Compensation

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

Prior to August 14, 2023, the common shares of the Company were not publicly traded. As such, during the period, the Company estimated the fair value of common stock using an appropriate valuation methodology, in accordance with the framework of the American Institute of Certified Public Accountants’ Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. Each valuation methodology includes estimates and assumptions that require the Company’s judgment. These estimates and assumptions include a number of objective and subjective factors, including external market conditions, guideline public company information, the prices at which the Company sold its common stock to third parties in arms’ length transactions, the rights and preferences of securities senior to the Company’s common stock at the time, and the likelihood of achieving a liquidity event such as an initial public offering or sale. Significant changes to the assumptions used in the valuations could result in different fair values of stock options at each valuation date, as applicable.

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

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposit with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest bearing cash balances were fully insured at September 30, 2023 and December 31, 2022.

Net sales. During the three months ended September 30, 2023, one Company customer classified as a distributor, accounted for 50% of net sales. No other customers exceeded 10% of net sales. During the three months ended September 30, 2022, a Company customer classified as a distributor, accounted for 15% of net sales, respectively. No other customers exceeded 10% of net sales.

During the three months ended September 30, 2023, 50% of the Company’s net sales were in South Korea, and approximately 50% of the Company’s net sales were in the United States. During the three months ended September 30, 2022, 35% of the Company’s net sales were in Japan, and 65% of the Company’s net sales were in the United States.

During the nine months ended September 30, 2023, two customers classified as a distributor accounted for 39% and 10% of net sales, respectively. No other customers exceeded 10% of net sales. During the nine months ended September 30, 2022, approximately 61% of the Company’s net sales were in the United States, and 39% of the Company’s net sales were in South Korea.

During the nine months ended September 30, 2022, one customer classified as a distributor accounted for 14% of net sales. No other customers exceeded 10% of net sales. During the nine months ended September 30, 2022, 73% of the Company’s net sales were in the United States, 22% of the Company’s net sales were in Japan, and the remaining 5% in other countries.

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

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	September 30, 2023	December 31, 2022
Raw materials, net	$39,000	$42,000
Finished goods, net	126,000	100,000
Total	$165,000	$142,000

At September 30, 2023 and December 31, 2022, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $119,000 and $73,000, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2023	December 31, 2022
Machinery & Equipment	$234,000	$133,000
Accumulated depreciation	(26,000)	(11,000)
Property and equipment, net	$208,000	$122,000

Depreciation expense is included in selling, general and administrative expenses in the accompanying Statements of Operations. For the nine months ended September 30, 2023 and 2022, depreciation expenses was $15,000 and $6,000, respectively.

NOTE 5 – ACCRUED PAYROLL TO EXECUTIVES

Several executives, including the Company’s Chief Executive, Chief Technology, and Chief Financial Officer, elected to defer payment of their employment compensation. The amounts due were unsecured, non-interest bearing, and with no formal terms of repayment. The aggregate balance of the compensation owed to the senior executives was $1,095,000 as of December 31, 2022. During the nine months ended September 30, 2023, the Company paid compensation owed to the senior executives of $1,095,000, leaving no remaining balance at September 30, 2023.

NOTE 6 – EQUIPMENT PURCHASE OBLIGATION

On April 1, 2022, the Company entered into an equipment purchase obligation (“Obligation”) in the amount of $58,000. The Obligation bears no interest and requires twelve equal monthly payments of approximately $5,000. At the completion of the twelve monthly payments, equipment title transfers to the Company. The balance remaining was $15,000 at December 31, 2022. During the nine months ended September 30, 2023, the Company paid $15,000, leaving no remaining balance at September 30, 2023.

NOTE 7 – RELATED PARTY LOANS

Related party loans consist of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Line of credit to related party – Akinobu Yorihiro (a)	$-	$67,000
Line of credit to related party – Tim Triplett (b)	-	76,000
Line of credit to related party – GML Holdings (c)	-	151,000
Line of credit to related party – NXV (d)	-	19,000
Secured promissory note to related party – Michael Keller (e)	-	224,000
Total	$-	$537,000

(a)	On April 1, 2019, the Company entered into a Line of Credit Agreement with Akinobu Yorihiro. Akinobu Yorihiro is a co-founder, Director, Chief Technology Officer, and Chief Legal Officer of the Company. The agreement established a revolving line of credit in the amount of up to $100,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $67,000. During the nine months ended September 30, 2023, the Company added a nominal amount of interest and paid the outstanding principal and accrued interest of $67,000, leaving no remaining balance at September 30, 2023.

(b)	On April 1, 2019, the Company entered into a Line of Credit Agreement with Tim Triplett. Tim Triplett is co-founder, Director, President and Chief Executive Officer of the Company. The agreement established a revolving line of credit in the amount of up to $100,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $76,000. On August 10, 2023, the Company entered into an additional loan agreement for $20,000. The loan bears 10% fixed interest and is payable in one lump sum payment on August 30, 2023, or any other later date as may be mutually agreed in writing by the Company and Mr. Triplett. During the nine months ended September 30, 2023, the Company added $3,000 of additional accrued interest and paid the outstanding principal and accrued interest of $99,000, leaving no remaining balance at September 30, 2023.

(c)	On August 1, 2018, the Company entered into a Line of Credit Agreement with GML Holdings. GML Holdings is owned by Akinobu Yorihiro, co-founder, Director, Chief Technology Officer, and Chief Legal Officer of the Company. The agreement established a revolving line of credit in the amount of up to $250,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $151,000. During the nine months ended September 30, 2023, the Company added $2,000 of additional accrued interest and paid the outstanding principal and accrued interest of $153,000, leaving no remaining balance at September 30, 2023.

(d)	On March 1, 2018, the Company entered into a Line of Credit Agreement with NXV. NXV is owned by Akinobu Yorihiro, co-founder, Director and Chief Technology Officer, and Chief Legal Officer of the Company, and Tim Triplett, co-founder, Director, President and Chief Executive Officer of the Company. The agreement established a revolving line of credit in the amount of up to $40,000. Advances under this line of credit bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $19,000. During the nine months ended September 30, 2023, the Company added a nominal amount of interest and paid the outstanding principal and accrued interest of $19,000, leaving no remaining balance at September 30, 2023.

(e)	On May 23, 2022, the Company entered into a secured promissory note (“Note”) with Michael Keller, the Company’s former Chief Financial Officer, in the principal amount of $200,000, which bears interest at the rate of twenty (20) percent per annum. The full balance of the Note, including accrued interest, is due and payable in one lump sum payment on the earlier to occur of: (a) the one year anniversary of the Note or (b) 15th day following the receipt by the Company of the proceeds from the anticipated initial public offering of the Company’s common stock. The Note is secured by all inventory of the Company, which shall transfer to the possession and ownership of the lender immediately if the Company defaults on its repayment obligations. At December 31, 2022, outstanding principal and accrued interest totaled $224,000. During the nine months ended September 30, 2023, the Company added $26,000 of additional accrued interest and paid the outstanding principal and accrued interest of $250,000, leaving no remaining balance at September 30, 2023.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following at September 30, 2023 and December 31,2022:

	September 30, 2023	December 31, 2022

Note payable (a) – past due	$-	$109,000
Note payable (b) – past due	-	275,000
Note payable (c) – past due	-	-
Note payable (d) – past due	-	-
Total	$-	$384,000

(a)	On July 15, 2022, the Company entered into a unsecured promissory note (“Note”) with a private party (“Lender”), in the principal amount of $100,000, which bears interest at the rate of twenty (20) percent per annum. The full balance of the Note, including accrued interest, is due and payable in one lump sum payment on the earlier to occur of: (a) the one year anniversary of the Note or (b) 15th day following the receipt by the Company of the proceeds from the anticipated initial public offering of the Company’s common stock. The Note is secured by all inventory of the Company, which shall transfer to the possession and ownership of the lender immediately if the Company defaults on its repayment obligations. At December 31, 2022, outstanding principal and accrued interest totaled $109,000. The Note became past due on July 15, 2023. During the nine months ended September 30, 2023, the Company added $13,000 of additional accrued interest and paid the outstanding principal and accrued interest of $122,000, leaving no remaining balance at September 30, 2023.

(b)	On November 9, 2022, the Company entered into a promissory note (“Note”) for $250,000. The Company promises to pay to the order of Lender the sum of two hundred fifty thousand dollars ($250,000), together with a single payment of 10% of the total loan within 90 days of the loan, plus a 20% per annum on the balance if it is not paid within 90 days of the loan. The full balance of this Note is due and payable in one lump sum payment on the earlier to occur of: (a) 90 days from receipt of funds, (b) the one-year anniversary of this Note or (c) no more than 15 days following the receipt by Borrower of the proceeds from the anticipated initial public offering of Borrower’s common stock. Notwithstanding anything to the contrary herein and regardless of when the Note is repaid in full, the minimum interest payment due to Lender shall be $25,000. At December 31, 2022, outstanding principal and accrued interest totaled $275,000. During the nine months ended September 30, 2023, the Company added $26,000 of additional accrued interest and paid the outstanding principal and accrued interest of $301,000, leaving no remaining balance at September 30, 2023.

(c)	On July 11, 2023, the Company received a loan of $11,000 from a third party, which bears no interest and is due on demand. During the nine months ended September 30, 2023, the Company paid the outstanding principal $11,000, leaving no remaining balance at September 30, 2023.

(d)	On August 8, 2023, the Company entered into a loan agreement for $58,000 with a third party, which included $8,000 of interest and fees. The total loan proceeds received by the Company were $50,000. The loan bears 10% interest and is due and payable on September 8, 2023. On August 29, 2023, The Company paid the outstanding principal and accrued interest of $59,000, leaving no remaining balance at September 30, 2023.

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

The Company’s ROU asset balance was $22,000 as of December 31, 2022. During the nine months ended September 30, 2023, the Company added $43,000 of ROU assets related to the amended lease discussed above and recorded a reduction of ROU assets of $23,000 related to its leases, resulting in an ROU asset balance of $42,000 as of September 30, 2023.

The Company’s lease liability balance was $23,000 as of December 31, 2022. During the nine months ended September 30, 2023, the Company recorded a lease liability of $43,000 related the amended lease discussed above and made payments of $24,000 against its operating lease liability, resulting in a lease liability of $42,000, of which the current portion of lease liability was $33,000, leaving a long-term lease liabilities balance of $9,000.

During the nine months ended September 30, 2023 and 2022, lease costs totaled approximately $69,000 and $45,000, respectively.

As of September 30, 2023, the weighted average remaining lease terms for operating lease is 1.25 years, and the weighted average discount rate for operating lease is 10.00%.

NOTE 10 – SECURITIES PURCHASE AGREEMENT SUBJECT TO REDEMPTION

On January 30, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with Speicher Limited (“Investor”) to which the Investor agreed to purchase 561,375 shares of the Company’s common stock in a private placement. The purchase price per share of common stock was $1.07, and the net proceeds to the Company was $600,000. The net proceeds are to pay for expenses associated with the Company’s planned Initial Public Offering the (“Listing”). The receipt of SPA proceeds of $600,000 was scheduled as follows: (i) $250,000 on completion of tasks defined in the SPA, (ii) $250,000 on or before submission of a Form S-1 in relation to the Company’s Listing; and (iii) $100,000 before Listing or as and when requested by the Company to pay for professional fees and expenses in connection with the listing after the submission of Form S-1. During the year ended December 31, 2022, the Company issued 561,375 shares of the Company’s common stock and received partial proceeds of $420,000, of which $24,000 remained in an escrow account as of December 31, 2022. The remaining balance to be disbursed to the Company was $180,000 as of December 31, 2022. During the nine months ended September 30, 2023, the Company received the remaining proceeds of $180,000.

In accordance with the SPA, the Company granted the Investor the right to require the Company to repurchase the Investor’s shares of the Company’s common stock at a price of $1.07 per share only on the event of default making the Listing unsuccessful and within five business days on receipt of written notice. If the Listing does not occur on or before August 31, 2023, as amended, and such failure to occur is not due to the Company’s Default, as defined in the SPA, then neither party shall owe the other any further payment under the SPA. The provision herein would require a potential cash settlement of the company which prohibits the presentation of this instrument as part of permanent equity. As such the amounts were reflected as a mezzanine financing at December 31, 2022.

The right of the Investor to require the repurchase of its shares was extinguished as a result of the listing of the Company’s shares on the Nasdaq Stock Market on August 15, 2023. As such, 561,375 shares of common stock were reclassified as outstanding, and the $600,000 cash received was reclassified to additional paid in capital in the accompanying Condensed Balance Sheets at September 30, 2023.

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

In accordance with a Plan of Conversion agreed to by each investor on March 18, 2022, The Company’s convertible debt obligations of $1,050,000 were converted into 1,517,865 shares of the Company’s common stock, with a fair value of $1,624,000. The difference between the fair value of the common stock and the convertible debt obligation was $574,000, which was recorded as a loss on extinguishment of debt in the accompanying Condensed Statements of Operations during the nine months ended September 30, 2022.

Common Stock Issued for Services

On March 6, 2023, the Company entered into a Management Services Agreement (“MSA”) with Steve Handy to serve in the role as the Company’s Chief Financial Officer. As part of an agreement, the Company issued 50,000 shares of restricted common stock with immediate vesting, which the Company determined had a fair value of $225,000, or $4.50 per share. The fair value of $225,000 was recorded as a component of selling, general, and administrative expenses on the Statements of Operations during the nine months ended September 30, 2023.

Common Stock Issued for Initial Public Offering

On August 14, 2023, the Company entered into a underwriting agreement with The Benchmark Company for the purchase of shares of the Company’s common stock, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission. In the offering, the Company sold 3,200,000 shares of common stock, at a price of $4.00 per share. The offering closed on August 17, 2023, and total proceeds received, net of fees, were $11,594,000 including an underwriting discount of 7% and a non-accountable expenses allowance of 1% based on the aggregate proceeds of the offering. The Company incurred expenses of $565,000 associated with our initial public offering, resulting in net proceeds for the Company of $11,029,000.

Equity Incentive Plans

Summary of Options

A summary of stock options for the nine months ended September 30, 2023 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance outstanding, December 31, 2022	2,220,835	$1.00
Options granted	430,000	1.07
Options forfeited	(20,000)	1.00
Balance outstanding, September 30, 2023	2,630,835	$1.01
Balance exercisable, September 30, 2023	2,119,446	$1.00

Information relating to outstanding options at September 30, 2023, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise Price		Life	Average		Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$1.00	2,200,835	3.59	$1.00	2,049,446	$1.00
$1.07	430,000	4.86	1.07	70,000	$1.07
	2,630,835	3.80	$1.01	2,119,446	$1.00

On March 6, 2023, the Company entered into a management services agreement with Steve Handy to serve in the role as the Company’s Chief Financial Officer through September 6, 2023. The Company granted Mr. Handy options to purchase 70,000 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $1.07 per common share, vesting for a nine-month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $274,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $4.50 per share, based on the Company’s current public offering price, the expected term of three years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 4.61%.

On September 7, 2023, the Company entered into an employment agreement with Steve Handy to serve in the role as the Company’s Chief Financial Officer. The Company granted Mr. Handy options to purchase 360,000 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $1.07 per common share, vesting for a thirty-six (36) month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $478,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $1.64 per share, the expected term of four years, volatility of 112%, dividend rate of 0%, and risk-free interest rate of 4.52%.

During the nine months ended September 30, 2023 and 2022, the Company recognized approximately $367,000 and $1.3 million of compensation expense, respectively, relating to vested stock options. As of September 30, 2023, the aggregate amount of unvested compensation related to stock options was approximately $576,000 which will be recognized as an expense as the options vest in future periods through September 2026.

As of September 30, 2023, the outstanding and exercisable options have an intrinsic value of approximately $391,000 and $334,000 respectively. The aggregate intrinsic value was calculated as the difference between the estimated market value of $1.16 per share as of September 30, 2023, and the exercise price of the outstanding options.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

On August 12, 2023, the Company entered a non-binding letter of intent with Greater Asia Golf Promotions Limited (“GAGP”) to appoint GAGP as its non-exclusive distributor of the Company’s products in the territory of Asia excluding Japan and Korea for a one-year term. The Company plans to spend up to $2,500,000 to fund joint marketing expenses. On August 31, 2023, the Company transferred $500,000 to an escrow account, which is reflected as a component of prepaid expenses and other current assets on the accompanying condensed balance sheet, as a good faith deposit pending the negotiation and execution of a Distribution Agreement.

NOTE 13 – SUBSEQUENT EVENTS

In September, 2023, the Company’s Board of Directors appointed Gregory Campbell, the Company’s Chairman of the Board, to serve in the role as the Company’s Executive Chairman. Mr. Campbell will receive monthly cash compensation of $10,000, and subject to approval by the Company’s Board of Directors, be granted an option to purchase 300,000 shares of the Company’s Common Stock at a fair market value as determined by the Board on the date of grant.

Effective October 9, 2023, Scott White was appointed as the Company’s Chief Operating Officer. Under the terms of an offer letter, Mr. White will receive a base salary of $200,000 per year and will be eligible for discretionary bonuses to be determined by the Company beginning with fiscal year 2024. Subject to approval by the Company’s Board of Directors, Mr. White will be granted an option to purchase 300,000 shares of the Company’s Common Stock at a fair market value as determined by the Board on the date of grant. The options will vest over a three-year period under which 1/3 of the total number of shares will vest 12 months after the commencement date and 1/36 of the total number of shares will vest at the end of each month thereafter.

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

Public Company Costs

Effective August 17, 2023, our Common Stock was registered with the SEC and listed on The Nasdaq Capital Market, which will require us to hire additional personnel and implement public company procedures and processes. We expect to incur additional annual expenses as a public company for internal controls compliance and public company reporting obligations, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

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

Results of Operations for the Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Net Sales

Our net sales increased $47,000, or 98%, to $95,000 during the three months ended September 30, 2023, compared to $48,000 during the three months ended September 30, 2022. The increase in net sales was primarily from sales to a distributor in South Korea, which represented approximately $47,000, or 50% of our net sales during the nine months ended September 30, 2023, which did not occur in the prior year period.

Cost of goods sold

Cost of goods sold represents primarily our material, component, and license fees for manufacturing our products sold and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $29,000 to $56,000 for the three months ended September 30, 2023, compared to $27,000 for the three months ended September 30, 2022. Our gross margin was 41% and 44% for the three months ended September 30, 2023 and 2022, respectively. The decrease in gross margin was due to the increase in sales and the change in inventory reserve as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Our selling, general and administrative expenses increased approximately $675,000 to $1.2 million during the three months ended September 30, 2023, compared to $520,000 during the three months ended September 30, 2022. The increase in selling, general and administrative expenses was from increased legal and professional fees of $224,000, increased public company related costs of $135,000, increased employee related expenses of $121,000, increased stock based compensation costs of $95,000, and increased sales and marketing related expense of $55,000 over the prior year period. The remaining increase in expenses of approximately $45,000 was from routine changes in our selling, general and administrative expenses accounts to support our operations.

Research and development costs include advisors, consultants, and product design and development. Research and development expenses decreased $18,000 to $15,000 during the three months ended September 30, 2023, compared to $33,000 during the three months ended September 30, 2022. The decrease in research and development costs in the current year period was from the difference in the timing of new product development activities as compared to the prior year period.

Loss from operations

Loss from operations increased to $1.2 million for the three months ended September 30, 2023, compared to a loss from operations of $532,000 for the three months ended September 30, 2022. The increase in our loss from operations was due to our increased operating expenses, offset by increased gross profit, as discussed above.

Interest expense

Interest expense was $26,000 for the three months ended September 30, 2023, compared to $16,000 for the three months ended September 30, 2022.

Net loss

Net loss increased $649,000 to $1.2 million during the three months ended September 30, 2023, compared to $548,000 for the three months ended September 30, 2022. The increase in our net loss was from increased operating expenses, increased interest expense, offset by increased gross profit, as discussed above.

Results of Operations for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Net Sales

Our net sales increased $75,000, or 48%, to $232,000 during the nine months ended September 30, 2023, compared to $157,000 during the nine months ended September 30, 2022. The increase in net sales was primarily from sales to a distributor in South Korea, which represented approximately $90,000, or 39% of our net sales during the nine months ended September 30, 2023, which did not occur in the prior year period.

Cost of goods sold

Cost of goods sold represents primarily our material, component, and license fees for manufacturing our products sold and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $64,000 to $134,000 for the nine months ended September 30, 2023, compared to $70,000 for the nine months ended September 30, 2022. Our gross margin was 42% and 55% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in gross margin was due to the increase in sales and the change in inventory reserve as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Our selling, general and administrative expenses increased approximately $329,000 to $2.8 million during the nine months ended September 30, 2023, compared to $2.4 million during the nine months ended September 30, 2022. Our increase in selling, general and administrative expenses was from a $806,000 decrease in stock based compensation expense, offset by increased employee related expenses of $528,000, increased public company related costs of $231,000, increased legal and professional fees of $215,000, increased sales and marketing related expenses of $40,000, and an increase of approximately $121,000 from routine changes in our selling, general and administrative expenses accounts to support our operations, as compared to the prior year period.

Research and development costs include advisors, consultants, and product design and development. Research and development expenses increased $15,000 to $58,000 during the nine months ended September 30, 2023, compared to $43,000 during the nine months ended September 30, 2022. The increase in research and development costs in the current year period was from our new product development activities.

Loss from operations

Loss from operations increased to $2.7 million for the nine months ended September 30, 2023, compared to $2.4 million for the nine months ended September 30, 2022. The increase in our loss from operations was due to our increased operating expenses, offset by increased gross profit, as discussed above.

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

Interest expense

Interest expense was $68,000 for the nine months ended September 30, 2023, compared to $23,000 for the nine months ended September 30, 2022. The increase in interest expense was from increased debt balances as compared to the prior year period.

Net loss

Net loss decreased $196,000 to $2.8 million during the nine months ended September 30, 2023, compared to $3.0 million for the nine months ended September 30, 2022. The decrease in net loss was due to decreased stock based compensation costs, increased gross profit, the recording of a loss on extinguishment of debt in the prior year period, offset by increased operating costs, and increased interest expense, as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Nine Months Ended September 30,
	2023	2022

Net cash provided by (used in):
Operating activities	$(3,805,000)	$(575,000)
Investing activities	(101,000)	(75,000)
Financing activities	10,503,000	611,000
Net increase (decrease) in cash	$6,597,000	$(39,000)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2023 totaled $3.8 million, compared to net cash used in operating activities for the nine months ended September 30, 2022 of $575,000. The increase in net cash used in operations for the nine months ended September 30, 2023, was primarily to fund our net loss, the payment of accrued compensation for our officers of $1.1 million, prepayments and deposits of $750,000, adjusted by changes in stock based compensation expense, with the remaining change related to our working capital accounts.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2023 totaled $101,000, compared to net cash used in investing activities for the nine months ended September 30, 2022 of $75,000. Net cash used in investing activities was for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $10.5 million, which included net proceeds after commissions and expenses of $11.0 million from our initial public offering, proceeds of $180,000 received in the private placement of common stock, proceeds of $81,000 from loans, $230,000 for deferred offering costs related to our initial public offering, offset by loan repayments to related parties of $557,000, repayment of notes payables of $445,000, and $15,000 repayment of our equipment purchase obligation.

Net cash provided by financing activities for the nine months ended September 30, 2022 was $611,000, which included proceeds of $420,000 received in the private placement of common stock, proceeds of $150,000 from the sale of convertible debt obligations, and net proceeds of $300,000 from loans, offset by $230,000 paid for deferred offering costs related to our planned initial public offering, and a $29,000 repayment of our equipment purchase obligation.

Liquidity and Capital Resources

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the year ended December 31, 2022, the Company incurred a net loss of $3,505,000 and used cash in operations of $785,000 and had a shareholders’ deficit of $1,882,000 as of December 31, 2022. As reflected in the accompanying condensed financial statements, during the nine months ended September 30, 2023, the Company incurred a net loss of $2,786,000 and used cash in operations of $3,805,000.

During the nine months ended September 30, 2023, the Company closed its initial public offering (“IPO”) and received $11,029,000 of net proceeds after expenses. At September 30, 2023, the Company had cash and cash equivalents on hand in the amount of $6,768,000. Due to the funds received through our IPO, and the $600,000 cash received that was reclassified to additional paid in capital (see Note 10), the Company had shareholders’ equity of $7,553,000 at September 30, 2023. The Company now expects its cash on hand at September 30, 2023, will last for at least the next 12 months.

The ability to continue as a going concern is dependent on the Company attaining and maintaining profitable operations in the future and raising additional capital to meet its obligations and repay its liabilities arising from normal business operations when they come due. Since inception, the Company has funded its operations primarily through equity and debt financing, and it expects to continue to rely on these sources of capital in the future.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in case of equity financing, or grant unfavorable terms in licensing future licensing agreements.

Off-Balance Sheet Arrangements

At September 30, 2023 and December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules)

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

SACKS PARENTE GOLF, INC.

Date: November 13, 2023	By:	/s/ Timothy Triplett
Chief Executive Officer

Date: November 13, 2023	By:	/s/ Steve Handy
Steve Handy
Chief Financing Officer and Principal Financial Officer

