Form 10-K
period 2023-12-31
Sacks Parente Golf, Inc.
filed 2024-03-18
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-41701

SACKS PARENTE GOLF, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4938288
(State of incorporation)	(I.R.S. Employer Identification No.)

551 Calle San Pablo, Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

(855) 774-7888

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SPGC	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If the securities are registered, pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2023 was $11,204,000.

There were a total of 14,595,870 shares of Common Stock outstanding as of March 1, 2024.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Annual Report on Form 10-K (“Annual Report”) contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) the ability to achieve and expand significant levels of revenues, or recognize net income, from the sale of our products, (v) management’s ability to attract and maintain qualified personnel necessary for the development and commercialization of its planned products, (vi) the impact of the COVID-19 pandemic, or similar pandemic, on our business, suppliers, consumers, customers, and employees or the overall economy, and (vii) other information that may be detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”). Please consider our forward-looking statements in light of those risks as you read this Annual Report.

ii

PART I

Item 1. Business

Overview

Sacks Parente Golf, Inc. (“we,” the “Company” or “SPG”) is a technology-forward golf company, with a growing portfolio of golf products, including putting instruments, golf shafts, golf grips, and other golf-related products. In consideration of its growth opportunities in shaft technologies, in April of 2022, the Company expanded its manufacturing business to include advanced premium golf shafts by opening a new shaft manufacturing facility in St. Joseph, MO. It is the Company’s intent to manufacture and assemble substantially all products in the United States as is economically feasible. The Company anticipates expansion into golf apparel and other golf-related product lines to enhance its growth. The Company’s future expansions may include broadening its offerings through mergers, acquisitions or internal developments of product lines that are complementary to its premium brand.

The Company currently sells its products through the Company’s websites, resellers, and distributors in the United States, Japan, and South Korea.

Historical Development

The Company was formed in 2018 as Sacks Parente Golf Company, LLC, a Delaware limited liability company. On March 18, 2022 the Company converted into a Delaware corporation named Sacks Parente Golf, Inc. Pursuant to our Plan of Conversion, on March 18, 2022, all of the outstanding ownership interests in Sacks Parente Golf Company, LLC, and rights to receive such interest were converted into and exchanged for shares of capital stock of Sacks Parente Golf, Inc. The Company retroactively reflected the conversion as of the earliest periods presented herein.

On August 17, 2023, the Company closed its initial public offering pursuant to which the Company sold 3,200,000 shares of its common stock at a price of $4.00 per share. The Company received total proceeds, net of fees, of $11,594,000.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2023, the Company recorded a net loss of $4,625,000, and used cash in operations of $5,047,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

At December 31, 2023, the Company had cash on hand in the amount of $5,338,000. The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case or equity financing.

Industry Overview

The golf equipment market size is estimated at USD 13.32 billion in 2023, and is expected to reach USD 17.64 billion by 2028, growing at a CAGR of 5.78% during the forecast period (2023-2028).

In recent years, there has been an increase in young golfers, causing equipment sales to rise. It is one of the significant factors driving golf equipment sales. The growing middle-class income and the increasing number of professional golfers over the last few years are contributing to the substantial increase in demand. The participation rate in pro-golf tournaments is increasing, especially among millennials, further boosting golf equipment sales worldwide. Based on a survey by the National Golf Foundation in 2021, golf is now played in 206 out of the 251 countries. There are around 38,000 golf courses in over 82% of countries worldwide. Globally, millions of people of all ages are attracted to golf, participating in the International Golf Federation’s programs and events. Including golf in the Olympic Games has contributed to a sudden increase in golfers worldwide. The market is highly impacted by product innovations carried out by key players and considerable investments in marketing and promotional activities to reach a broad customer base. With the substantial growth of the golf tourism industry, the market is anticipated to have a positive outlook in the coming years. European countries are investing heavily in Infrastructural developments of the game and hosting many international golf events and competitions. For instance, in October 2022, several golf courses in Portugal invested heavily in improvements, with some new courses opening and others being upgraded. Such investments in golf courses are further anticipated to boost the inflow of sports tourists and influence the market positively during the study period.

Rise in Demand for Golf Equipment from Asia-Pacific

The Asia-Pacific golf equipment market is driven by the rising popularity of golf in Japan, China, South Korea, and Thailand, among other countries. There has been phenomenal growth in the Asia-Pacific golf industry. During the next few years, the golf clothing and equipment market in the Asia-Pacific region is expected to grow, with major countries such as China, India, Australia, and Japan contributing to the market growth. Japan is one of the major countries in the Asia-Pacific region in terms of the number of golf players, owing to the rising awareness about golf and an increase in the golfer population in the country. According to the Ministry of Economy, Trade, and Industry (METI), the golfing population in Japan increased from 8.93 million in 2018 to approximately 10.3 million in 2021. As the population becomes more aware of sports and the disposable income of individuals rises, there is a strong likelihood that the regional market will continue to grow. In addition to already established international brands, the market in the region is being driven by a rise in the participation of gold tournaments and spending money and time on sports activities. Increasing media exposure to international golf events has aided the rise in the popularity of golf among the masses. This trend encourages the youth to play such sports, further boosting the sales of golf equipment in the region.

Source: https://www.mordorintelligence.com/industry-reports/golf-equipment-market

Markets

Our products are sold in the Americas, Asia and Europe. We sell our golf equipment products in the United States and internationally, directly via e-commerce, through distribution or subsidiaries, to wholesale customers, including pro-shops at golf courses and off-course retailers, sporting goods retailers, on-line retailers, third-party distributors, and through Club Champion Golf, the international leader in golf club fitting with strategic locations across the U.S. and internationally. We sell certain products to mass merchants, as well as directly to consumers through retail locations in Japan and have recently begun selling products in South Korea. We offer custom fitting programs online to help consumers find the best fit for their personal specifications. In addition, we sell to corporate customers who want certain customizations of our golf equipment.

Advertising and Marketing

Our marketing campaigns in connection with the SPG brand are aimed to increase consumer awareness of the products and support our overall growth strategy. We will focus our advertising efforts mainly on television commercials, primarily on The Golf Channel and web-based digital, social media advertising, and printed advertisements in national magazines, such as Golf Magazine and Golf Digest, as well as in-store advertising. We also establish relationships with professional athletes and personalities, including members of various professional golf tours as well as other athletes and personalities, in order to promote our golf equipment product lines.

Distribution

Our manufacturing, assembly, warehousing and distribution center is in St. Joseph, MO, with putter head assembly performed at our headquarters and research and development facility in Camarillo, CA. In 2023, we began manufacturing putter and replacement shafts using our proprietary mandrels and wrapping technology. In 2024, we plan to expand our shaft offerings into fairway wood/hybrid replacement shafts. In addition, we plan to grow distribution centers in or near Tokyo, Japan, Seoul, South Korea, Mexico City and other prominent cities based on the needs of these markets.

Production Process

In January 2024, the Company relocated its primary golf putting instrument assembly facility from Camarillo, CA to our St. Joseph, MO facility. It is our ongoing goal to develop, design and manufacture as many of the company’s products, as is economically feasible in the U.S. We currently have limited assembly/fitting capabilities in Japan and South Korea. Overall, the golf club assembly process is fairly labor intensive, requires extensive supply chain coordination and utilizes raw materials that are obtained from suppliers both internationally and within the United States.

Raw Material and Suppliers

Our golf putters raw material consist of a fairly wide variety of steel and aluminum types, along with other metals like tungsten, magnesium, and titanium. Our shafts consist of carbon fiber and prepreg materials along with coatings, paintings, inks and other decorative materials. The suppliers of these raw materials are located in the U.S., Japan, South Korea, and other countries around the world. We rely on third-party suppliers to provide our raw materials and CNC machine certain parts. Our putters are currently assembled from components produced in the U.S., Taiwan, China, Japan and South Korea. Our shafts are manufactured in-house from materials produced in the U.S. by third parties. We note that some components or materials may be available only from a limited number of sources. We choose not to enter into long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and components, and typically transact business with our suppliers on an order-by-order basis. We also compete with other companies for raw materials and production.

We currently source the vast majority of our grip products from third-party suppliers in the U.S. and China, and we source some CNC milled products from the U.S. and Taiwan. However, we are already producing products, shafts and putter heads in the US, and plan to manufacture as many components in the U.S. as is economically feasible. We have worked with a limited number of manufacturing partners that produced components in facilities located in Southeast Asia and could do so again. We continuously work to diversify our sourcing and manufacturing capabilities.

Anytime a company has limited sources for materials or suppliers, there is significant risk, and we are no different. If we are unable to acquire raw materials such as carbon fiber, it may take significant time to educate an alternate supplier with the specific engineering and manufacturing requirements of our materials or designs. If we were unable to secure a reliable supplier for any component or material that we do not manufacture ourselves and find that replacement in a timely manner, this could have a material adverse effect on our business, financial condition and results of operations.

We have experienced supply issues as a result of the U.S. Government blocking all imports from Myanmar, and our source for carbon fiber shafts was instantly eliminated. With no supplier for shafts this materially impacted our ability to deliver product and grow channels of distribution. However, our management adapted and within 12 months overcame these issues by opening our own shaft manufacturing facility in St. Joseph, MO.

Product Portfolio Characteristics

We design our golf products to fit golfers of all skill levels, amateur and professional, and our products are designed with the goal of conforming to the Rules of Golf as published by the United States Golf Association (“USGA”) and the ruling authority (“The R&A”).

We live by the statement “Physics not Gimmicks” and as a result, we believe that we have created game changing innovations like our patented Ultra-Low Balance Point technologies that we believe make any putter a better putter. Ultra-Low Balance Point is a balance point on the shaft that is five (5) inches or less from the sole of the putter. The Company achieves this, not by making the putter head heavier like some companies have done, but by making the putter shaft and grip feather light. An ULBP putter has substantially more of the relative weight at the putter head which makes the putter head feel a lot heavier than it really is. The result, supported by independent testing, is a putter that promotes a natural pendulum like tempo, natural squaring of the head at impact and a natural release of the toe of the putter head, all of which can help contribute to better putting performance.

By investing in research and development and leveraging applied science and physics, we design golf equipment and products to be technologically superior by breaking the “sea of sameness” that exists in golf today. We have the ability to create and modify product designs using computer aided design software, finite element analysis software and structural optimization techniques. Further, we utilize a variety of robotics and testing equipment, along with computer software, including launch monitors, an in-house laboratory and test center for our golf equipment products.

We manage our global business operations through our operating and reportable business segments. Our business segments currently include, golf putting instruments, golf shafts, and golf related products.

SPG Putters

Our putter products include golf putters, shafts and grips sold under our SPG brand and are generally made of steel, aluminum, titanium alloys, carbon fiber, tungsten, our patented magnesium face plate technologies, and various other materials.

Our putter technology has been shown by The Golf Lab, a Canadian golf research and education provider, to improve players’ ability to make putts, feel of the putter head, stroke, face angle at impact, and distance control. Our management believes that our proprietary shaft designs can enhance the performance of players’ putters as well as drivers and other golf clubs. Further, our management believes that these innovative designs, along with our proprietary manufacturing techniques, create performance improvements over traditional golf shafts.

We are in prototype phase on multiple new or enhanced putter designs that are popular on the market, which we expect to launch during 2024. Management believes that our versions of these models, while having a familiar shape, could out-perform other versions in the industry because of our design and use of advanced metals.

Newton Shafts

On November 20, 2023, we announced a significant expansion of our product portfolio. We introduced “Newton,” the Company’s latest business division and the Company’s first foray into the world of golf club shafts. The Newton Motion driver shaft, the first Newton shaft to debut in the market, is a carbon fiber shaft designed to enhance a golfer’s performance by promoting straighter and longer shots with reduced effort. Using the Company’s proprietary shaft design and construction, the Newton Motion shaft features four essential technologies:

●	Elongated Bend Profile – SPG has created an extreme elongated bend profile that is central to the shaft’s design. Because of SPG’s proprietary Kinetic Storage Construction, the shaft will bend over a longer span of its length, resulting in improved club speed. The added flexibility of the carbon fiber gives the impression that the golfer doesn’t need to exert excessive force during the swing, leading to a more predictable and less jarring experience. This, in turn, enhances the smoothness of the swing.

●	Kinetic Storage Construction – The kinetic storage profile is the engine of Newton’s Motion Driver Shaft. This proprietary construction empowers the fibers to store more energy that is harnessed through elongated bend, resulting in a significant boost in exit velocity. In contrast to most carbon fiber shafts, SPG’s technology ensures perfect symmetry, eliminating the inconsistencies in flex and spin rates that can often lead to decreased accuracy and distance.

●	Newton Symmetry360 Design – SPG’s Newton Symmetry360 design ensures consistent flex, regardless of the driver’s clocking position. This stand-out feature allows for seamless adjustments to both the bend and torque (twist) when most flex changes occur, providing a truly versatile and adaptive solution.

●	Variable Bend Profile – The Newton Motion driver shaft is equipped with a variable bend profile meticulously designed to match the bend and torque requirements of each flex. This innovation ensures that every player’s driving performance is optimized, adapting seamlessly to the unique demands of the swing. Golfers with slower swing speeds need more torque while higher swing speeds need the opposite. Whether a slow or high swing speed, the Newton Motion technology tailors to the torque.

In addition to the four aforementioned technologies, instead of using the traditional categorization of shaft flexes of ladies, senior, regular, stiff, extra-shift, etc., the Newton Motion shaft uses a DOT system. Ranging from one to six dots, the system allows for a seamless transition from the most flexible shaft at one dot to the stiffest at six dots. SPG’s innovative DOT system, employed by SPG’s expert shaft engineers, optimizes golf shaft performance by fine-tuning it to golfer’s unique abilities, leaving traditional flex systems in the past.

The Newton Motion shaft is visually captivating. When in motion, the shaft undergoes a mesmerizing color transformation from green to purple and various shades in between. The coloration not only adds a dash of style to a golfer’s game, but it also distinguishes itself from other shafts in the market.

The Newton shafts are manufactured in St. Joseph, Missouri, SPG’s shaft manufacturing facility.

Soft Goods

In addition to our existing products, we intend in the future to sell high quality soft goods such as golf apparel and golf accessories including golf bags, gloves, headwear, practice aids and more. We are in the early stages of planning our soft goods business and do not anticipate that we will begin manufacturing or selling soft goods until 2024.

Environmental Matters

We are subject to federal, state and local environmental laws and regulations that impose limitations on the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage and disposal of certain materials, substances and wastes and the remediation of environmental contaminants (collectively, “Environmental Laws”). In the ordinary course of our manufacturing processes, we use paints, chemical solvents and other materials, and generate waste by-products that are subject to these Environmental Laws.

We endeavor to adhere to all applicable Environmental Laws and act as necessary to comply with these laws. We maintain an environmental and safety program at our facilities. The environmental and safety program includes obtaining environmental permits as required, capturing and appropriately disposing of any waste by-products, tracking hazardous waste generation and disposal, air emissions, safety situations, material safety data sheet management, storm water management and recycling, and auditing and reporting on its compliance.

Intellectual Property

We are the owner or licensee of multiple utility and design patents in the U.S. and foreign countries relating to our products and product designs, including U.S and foreign trademark registrations relating to our products, product designs, manufacturing processes and research and development concepts. Other patent and trademark applications are pending and await registration. In addition, we own various other protectable rights under copyright, trade dress and other statutory and common laws. Our intellectual property rights are material to our business, and we seek to protect such rights through the registration of trademarks and utility and design patents, the maintenance of trade secrets and the creation of trade dress. When necessary and appropriate, we will enforce our rights through litigation.

Our patents are generally in effect for up to 20 years from the date of the filing of the patent application. Our trademarks are generally valid as long as they are in use and their registrations are properly maintained and have not been found to become generic.

Patents

We currently hold the following patents:

●	US D874589 S (Series 18 design patent)

●	US D874592 S (Series 54 design patent)
●	US D867494 S (Series 39 design patent)
●	US 11,123,614 B2 (Magnesium Golf Clubhead Insert)
●	Ultra Low Balance Point Utility Patent:

○	US 8,608,586
○	Australia Patent No. 2012/301755
○	Canada Patent No. 2,846,882
○	China Patent App No. 2012/80042114.1
○	European Patent App. No. 128287695
○	Japan Patent No. 2014-528632
○	South Korea Patent No. 2014-7008689
○	South Africa Patent No. 2014/02273

The Ultra Low Balance Point Utility Patent described above was licensed to us by Parcks Designs, LLC on July 24, 2018. The license granted to us is perpetual, worldwide, royalty-free, and exclusive aside from one other licensee. The principals of Parcks Designs, LLC are Steve Sacks and Richard Parente, cofounders of the Company together with Tim Triplett and Akinobu Yorihiro. On May 25, 2022, we and Parcks Designs entered into a Consulting Agreement whereby Parcks Designs will perform club and shaft testing and analysis, putter head design consulting and other services as may be agreed upon from time to time. The consulting fees due to Parcks Designs will be nominal in the beginning and increase to $2,000 per month after June 1, 2024.

On August 7, 2018, Richard E. Parente and Steve Sacks assigned to us the entire worldwide right, title and interest in and to the Quad Weighted Lightweight Putter.

Confidential Information and Trade Secrets

The success of our business depends, in part, on the maintenance of confidential information and trade secrets, generally referred to as proprietary information. We have implemented procedures to maintain the confidentiality of our proprietary information. Employees enter into confidentiality agreements with us and, where appropriate, a confidentiality agreement is executed before confidential information is revealed. Confidentiality provisions are also present in consulting agreements and supplier agreements in certain cases where the consultant or supplier may be exposed to confidential information.

Trademarks

The following marks and phrases, among others, are trademarks of the Company:

●	USPTO Reg. No. 5,783,037 (Veni Vidi Vici)
●	USPTO Reg No. 5,822,719 (Sacks Parente)
●	South Korea Reg. No. 40-1820381 (Sacks Parente)

Domain names

We own the domain names listed below. Domain names are generally renewable every year or every two years.

www.sacksparente.com

www.newtonshafts.com

www.spgolfinc.com

www.spgolfco.com

www.spgputter.com

www.spgshafts.com

www.newtonshafts.com

www.spgtour.com

www.physicsnotgimmicks.com

www.spgfangster.com

Social Media Accounts

We operate the social media accounts listed below.

●	Twitter: https://mobile.twitter.com/sacksparente
●	Facebook: https://www.facebook.com/sacksparente
●	LinkedIn: https://www.linkedin.com/company/sacks-parente-golf/
●	Instagram: https://www.instagram.com/sacksparente/

Government Regulation

We are subject to extensive federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements, the Americans with Disabilities Act (the “ADA”), and similar state laws, privacy and cybersecurity laws, environmental, health and human safety laws and regulations, the Foreign Corrupt Practices Act and other similar anti-bribery and anti-kickback laws. New laws and regulations or new interpretations of existing laws and regulations from federal, state and local authorities may also impact the business.

Employees

As of December 31, 2023, we had 18 full-time equivalent employees. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe relations with our employees are good.

Competition

We compete on the basis of technologies that improve the player’s experience. Management further believes quality and unparalleled customer service define the better companies in all industries. In order to better understand trends, management receives and evaluates internally generated market trends for the United States and foreign markets, as well as periodic public and customized market research for the United States and Asia. Providers of such market research are Golf Datatech and The National Golf Foundation that include trends from certain on- and off-course retailers. In addition, we utilize data from other market research firms in Asia.

Our major competitors for putting instruments are TaylorMade, Ping, Acushnet (Scotty Cameron, Titleist brand) and Callaway Odyssey/Toulon brands.

Our major competitors for golf shafts include Fujikura Composites, Inc, Mitsubishi Chemical MCC, Graphite Design, (Asia) Co Ltd, Nippon Shaft Co. Ltd, and Paderson Kinetixx, Taiwan.

All these and other competitors have been in business years longer than we have and have substantially greater resources than we do.

Customers

Our customers include individual golfers as well as wholesalers and retailers, including Club Champion Golf, the international leader in golf club fitting with strategic locations across the USA and internationally.

Available Information

The Company maintains a website at the following address: www.sacksparente.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.

Item 1A. Risk Factors

The following are some of the risks and uncertainties that could cause our actual results to differ materially from those presented in our forward-looking statements. The risks and uncertainties described below are not the only ones we face but do represent those risks and uncertainties that we believe are material to us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Risks Related to Our Industry and Business

A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect sales.

We currently generate our revenue from the sale of golf putters, golf shafts, golf grips and related gear. The demand for golf-related products in general, as well as the demand for golf-related soft goods, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases or the number of rounds of golf played decreases, sales of our products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.

In addition, the demand for golf products is directly related to the popularity of magazines, cable channels and other media dedicated to golf, television coverage of golf tournaments and attendance at golf events. We depend on the exposure of our products through advertising and the media or at golf tournaments and events. Any significant reduction in television coverage of, or attendance at, golf tournaments and events or any significant reduction in the popularity of golf magazines or golf television channels, could reduce the visibility of our brand and could adversely affect sales.

We may have limited opportunities for future growth in sales of golf products.

In order for us to significantly grow sales of golf putters or golf shafts, we must either increase our share of the market for golf putters or golf shafts, develop markets in geographic regions historically underrepresented by our products, or the overall market for golf equipment or golf shafts must grow. We currently have no significant share of worldwide sales of golf equipment and golf shafts, and the golf industry is very competitive. As such, gaining market share quickly or at all is difficult. Therefore, opportunities for additional market share may be limited given the challenging competitive nature of the golf industry, and the overall dollar volume of worldwide sales of golf equipment or golf shafts may not grow or may decline.

We may face increased labor costs or labor shortages that could slow growth and adversely affect our business, results of operations and financial condition.

Labor is a primary component in the cost of operating our business. If we face labor shortages or increased labor costs because of inflation, increased competition for employees, higher employee turnover rates, the impact of pandemics, increases in the federally-mandated or state-mandated minimum wage, changes in exempt and non-exempt status, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected. With specific regard to recent inflationary pressures, we have seen some increases in material costs for various metals and carbon fiber, and costs associated with shipping and receiving goods. We may see additional pressure on labor costs, both inside the Company and from suppliers as they face these same issues. For the moment, we are able to maintain the price point of all of our products without material reduction in margins.

Furthermore, the successful operation of our business depends upon the ability to attract, motivate and retain a sufficient number of qualified executives, managers and skilled employees. From time to time, there may be a shortage of skilled labor in certain of the communities in which we operate. Shortages of skilled labor may make it increasingly difficult and expensive to attract, train and retain the services of a satisfactory number of qualified employees, which could disrupt the ability to get product to market, to produce products, to acquire suitable companies or partners and adversely impact some or all of our operations and our profitability. Furthermore, competition for qualified employees, particularly in markets where such shortages exist, could require us to pay higher wages, which could result in higher labor costs. Companies in the golf industry have also historically experienced relatively high turnover rates, which may also result in higher labor costs. Accordingly, if we are unable to recruit and retain sufficiently qualified individuals, our business, results of operations, financial condition and growth prospects could be materially and adversely affected.

In addition, immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees. Also, although our hiring practices comply with the requirements of federal law in reviewing employees’ citizenship or authority to work in the United States, changes or adaptations to these laws may negatively impact our business.

Unfavorable economic conditions, including future pandemics, inflation or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact our results of operations, financial condition and cash flows.

Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products and to spend on leisure and out-of-home entertainment during favorable economic conditions and when consumers are feeling confident and prosperous. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to a pandemic, inflation, or otherwise may lead to customers having less discretionary income to spend on entertainment and recreational activities, and may result in significant fluctuations and spending patterns year to year. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Purchases of our products and services could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in our international markets, could result in reduced sales of our products, which in turn would have a negative impact on our results of operations, financial condition and cash flows.

A severe or prolonged economic downturn could adversely affect our wholesale customers’ financial condition, their levels of business activity and their ability to pay trade obligations.

We primarily sell our products to consumers online, retailers and wholesalers directly, through distribution and certain other outlets, like golf fitters. We perform credit evaluations of larger distribution customers’ financial condition and generally require no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail market which in turn, would negatively impact the liquidity and cash flows of these distribution customers, including the ability of such customers to obtain credit to finance purchases of our products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of our customers. A failure by these customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact our results of operations, financial condition and cash flows.

We face intense competition in all of our markets, and if we are unable to compete effectively, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

Our golf putting instruments, golf shaft products, grips and other products exist in a highly competitive marketplace that is served by a number of well-established and well-financed companies with recognized brand names. In particular four major competitors enjoy the majority of U.S. market share in golf.

With respect to golf equipment sales, new product introductions, price reductions, consignment sales, extended payment terms, “close outs”, tour and advertising spending by competitors continue to generate intense market competition. Furthermore, downward pressure on pricing in the market for products like ours could have a significant adverse effect on our business.

With respect to golf shaft sales, our competitors do incur significant costs in the areas of advertising, tour and other promotional support. We believe to be competitive, we also will incur significant expenses in tour, advertising and promotional support. In addition, we have invested, and may continue to invest in the future, significant capital into upgrades in our manufacturing and assembly facilities, including our new golf shaft manufacturing facility in St. Joseph, MO to remain on the forefront of technological and competitive innovation. Unless there is a change in competitive conditions, these competitive pressures and increased costs could adversely affect the profitability of our business.

If we are unable to grow or if competitors copy our intellectual property forcing high legal costs to defend our patents, scaling our business could be materially adversely affected and our business, financial condition and results of operations could suffer.

If we are unable to successfully manage the introduction of new products that perform and satisfy changing consumer preferences, it could significantly and adversely impact financial performance and prospects for future growth.

Our golf products, like those of our competitors, generally have a life cycle. Depending on the product, it is considered typical, within the industry, that revenue from a new product rises and peaks within a three year period, with sales occurring at a higher rate in the first two years than in the third. Factors driving a product life cycle include the rapid introduction of competitive products, consumer demands for the latest technology or a professional who uses the product and is victorious in a major tournaments. In this marketplace, it is reasonable to assume our annual revenues can be affected each year by the introduction of new products, those that are in their first two years of the product life cycle, and successful professional use.

These marketplace conditions raise a number of issues that we must successfully manage. For example, we must properly anticipate consumer preferences and design products that meet those preferences while also complying with restrictions imposed on golf equipment by the Rules of Golf (see further discussion of the Rules of Golf below) or our new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, our research and development, third- party design and prototyping services and external suppliers will face constant pressures to design, develop, source and supply new products that perform better than the predecessors, many of which incorporate new or otherwise untested technology, suppliers or materials. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods.

Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in our own inventory. Should we not successfully manage the frequent introduction of new products that satisfy consumer demand, our results of operations, financial condition and cash flows could be significantly adversely affected.

Our golf equipment, golf gear and other related golf business products could have a concentrated customer base. The loss of a major customer could have a significant effect on our sales.

On a consolidated basis, we will attempt to allow no single customer to account for more than 10% of our revenues. However, this goal may not be achievable if significant markets are controlled by one major customer. In which case the failure of the one could adversely affect business, financial condition and results of operations.

Currently we have two customers, when combined, could at times, based on their ordering habits, make up more than 10% of our business. However, we believe this percentage of revenue, focused on one or two customers, will be significantly reduced by the end of 2024.

Our business depends on a strong brand and related reputation, and if we are not able to build, maintain and enhance our brand or build a strong reputation, our sales may be adversely affected.

Our success depends in part on our ability to build, maintain, and enhance a brand image and reputation. Maintaining, promoting and enhancing our brand may require us to make substantial investments in areas such as product innovation, product quality, intellectual property protection, marketing and employee training, and these investments may not have the desired impact on our brand image and reputation. Our business could be adversely impacted if we fail to achieve any of these objectives or if the brand reputation or image of any of our products is tarnished or receives negative publicity.

In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Also, as we seek to grow our presence in existing, and expand into new, geographic or product markets, consumers in these markets may not accept our brand image and may not be willing to pay a premium to purchase our products as compared to other brands. We anticipate as we continue to grow our presence in existing markets and expansion into new markets, further developing our brand may become increasingly difficult and expensive. If we are unable to maintain or further develop the image of our brand, it could materially adversely affect business, financial condition and results of our operations.

In addition, there has been a marked increase in the use of social media platforms and other forms of internet-based communications that provide individuals and businesses with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its potential impact to affected individuals and businesses. Many social media platforms immediately publish the content posted by their subscribers and participants, often without filters or checks on the accuracy of the content posted. Accordingly, our use of social media vehicles, whereby customers, Associates, franchisees, licensees or other third parties could using negative publicity, damage the our brand or our reputation and have a material adverse effect on our business, financial condition and results of operations.

International political instability and terrorist activities may decrease demand for our products and disrupt our business.

Terrorist activities and armed conflicts, such as Ukraine and the Middle East, including escalation of hostilities arising out of any global conflict, could have an adverse effect on the United States or worldwide economy and could cause decreased demand for our products as consumers’ attention and interests are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of our manufacturing facilities, our ability to obtain the materials and components necessary to manufacture products and to deliver customer orders would be harmed, which would have a significant adverse effect on our results of operations, financial condition and cash flows. Such events can also negatively impact tourism, which could adversely affect our sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult in general to manage our international relationships and operations. In particular, escalating political tensions could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects our business.

Our business could be harmed by the occurrence of natural disasters, pandemic diseases, or other emergencies.

The occurrence of a natural disaster, such as an earthquake, tornado, tsunami, fire, flood or hurricane, or the further outbreak of a pandemic disease, could significantly adversely affect our business. A natural disaster or a pandemic disease could significantly adversely affect the demand for our products, our ability to manufacture our products, as well as the supply of the components and materials used to make our products. Demand for golf products also could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If our suppliers experienced a significant disruption in their business as a result of a natural disaster or other emergency, our ability to obtain the necessary components to make products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts travel to and from the affected areas, making it more difficult in general to manage operations.

Our business and operating results are subject to seasonal fluctuations, which could result in fluctuations in our operating results and stock price.

Our business, and the golf industry in general, is subject to both seasonal and non-seasonal fluctuations. In the golf equipment business, first-quarter sales may generally represent sales of products online and to certain golf retail channels for the new golf season. Our second and third-quarter sales may generally represent sales online and reorder business for our products. Sales of products during the second and third quarters may be significantly affected not only by the sell-through of our products that were sold into the channel during the first quarter but also by the sell-through of products by our competitors. Retailers can be reluctant to reorder our products in significant quantities if they already have excess inventory of our products or our competitors. Our sales during the fourth quarter may be generally less than those of the other quarters because in many of our key regions fewer people are playing golf during that time of year due to cold weather. Furthermore, we generally announce new golf product lines in the fourth quarter to allow retailers to plan for the new golf season. Such early announcements of new products could cause golfers, and therefore our customers, to defer purchasing additional golf equipment until our new products are available. Such deferments could have a material adverse effect on sales of current products or result in closeout sales at reduced prices.

In addition, due to the seasonality of our business, our business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for all golf products. Furthermore, catastrophic storms can negatively affect golf rounds played both during the storms and afterward, as storm damaged golf courses are repaired and golfers focus on repairing the damage to their homes, businesses and communities.

Changes in equipment standards under applicable Rules of Golf could adversely affect our business.

We seek to have all our putting instruments, grips and shafts meet the standards published by the USGA and The R&A in the Rules of Golf because these standards are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States, Canada and Mexico, and The R&A publishes rules that are generally followed in most other countries throughout the world. However, the Rules of Golf as published by The R&A and the USGA are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001.

In the future, existing USGA and/or R&A standards may be altered in ways that adversely affect the sales of our current or future products. If a change in rules were adopted and caused one or more of our current or future products to be nonconforming, our sales of such products would be adversely affected.

Our sales and business could be materially and adversely affected if professional athletes, celebrities and other endorsers do not endorse or use our products.

We have and will establish relationships with professional athletes, celebrities and other endorsers in order to evaluate and promote our branded products. We have currently and will in the future enter into endorsement arrangements with members of the world’s various professional tours. These tours are known as the PGA Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour, the Korn Ferry Tour, the Epson Tour, The PGA Latin America Tour. We will also enter into endorsements with celebrities to promote our brand. While most endorsers fulfill their contractual obligations without issue, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of our endorsers were to stop using our products contrary to their endorsement agreements, or if any such endorser is or becomes the subject of negative publicity, our business could be adversely affected in a material way by the negative publicity or lack of endorsement.

We believe that professional usage of our golf putting instruments, golf shafts and golf grips contributes to retail sales. We therefore spend a significant amount of money to secure professional usage of our products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash incentives and specially designed products. There is a great deal of competition to secure the representation of tour professionals. As a result, it is expensive to attract and retain such tour professionals. The inducements offered by other companies could result in a decrease in usage of our products by professional golfers or limit our ability to attract other tour professionals. A decline or refusal of use by professional players of our products, or a significant increase in the cost to attract or retain endorsers, could have a material adverse effect on our sales and our business.

Any significant changes in U.S. trade or other policies that block, or restrict imports or increase import tariffs could have a material adverse effect on results of operations.

Some of our components are manufactured in foreign nations. In recent years, the U.S. government has implemented substantial changes to U.S. trade policies, including import restrictions, increased import tariffs and changes in U.S. participation in multilateral trade agreements, such as the United States-Mexico-Canada Agreement to replace the former North American Free Trade Agreement. The U.S. government has assessed supplemental tariffs on certain goods imported from China, resulting in China’s assessment of retaliatory tariffs on certain imports of U.S. goods into China and block imports from Myanmar. In addition, the United States has assessed or proposed supplemental tariffs and quantitative restrictions on U.S. imports of certain products from other countries as well. U.S. trade policy continues to evolve in this regard. Such changes could prevent or make it difficult or more expensive for us to obtain the components needed for new products, which could affect our sales. Further tariff increases could require us to increase prices, which likely would decrease customer demand for our products. Retaliatory tariff and trade measures imposed by other countries could affect our ability to export products and therefore adversely affect sales. Any significant changes in current U.S. trade or other policies that restrict imports or increase import tariffs could have a material adverse effect upon results of our operations.

Our current senior management team and other key executives are critical to our success, and the loss of, and failure to adequately replace, any individual executive, or manager, could significantly harm our business.

Our ability to build and maintain a competitive position is dependent to a large degree on the efforts and skills of the senior officers, and certain key managers. Our executives are experienced and highly qualified with strong reputations in their industries, and we believe our management team enables us to pursue our strategic goals. The success our business is dependent upon the management and leadership skills of our senior management team and other key personnel. Certain key personnel may not be easily replaced, and may have knowledge in processes, manufacturing techniques, materials science, etc. where the loss of such a person, or persons, may limit our ability to achieve our strategic goals. Competition for these employees and their individuals’ talents is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future. The loss of one or more of these senior officers could have a material adverse effect on our business and ability to achieve our strategic goals.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

We have experienced recurring operating losses and negative operating cash flows since our inception, and we may not be able to generate sufficient funds from our future operations to meet our cash flow requirements. Our ability to continue as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations, until we begin generating positive cash flow. No assurance can be given that any future financing will be available to us or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Risks Related to Our Intellectual Property

Failure to adequately enforce our intellectual property rights could adversely affect our reputation and sales.

The golf industry, in general, has been characterized by widespread imitation of designs, or technological improvements. We have an active program of monitoring, investigating and enforcing our proprietary rights against companies and individuals who market or manufacture counterfeits and “knockoff” products or copy intellectual property. We will assert our rights against infringers of our patents, copyrights, trademarks and trade dress. However, these efforts may not be successful in reducing sales of golf products by these infringers. Additionally, other golf club manufacturers may be able to produce successful golf clubs which imitate our designs without infringing any of our copyrights, patents, trademarks or trade dress. As an example, we have already successfully defended the Ultra Low Balance Point utility patent along with our license partners in 2020.

We may become subject to intellectual property claims or lawsuits that could cause it to incur significant costs or pay significant damages or that could prohibit us from selling our products.

Competitors in the golf equipment industry seek to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf equipment, golf shafts and other products as do we. From time to time, third parties have claimed or may claim in the future that our products infringe upon their proprietary rights. We have evaluated and would evaluate any such claims and, where appropriate, would seek to obtained licenses or other business arrangements. To date, there have been no interruptions in our business as a result of any claims of infringement, and we do not believe that we infringe the intellectual property rights of third parties. However, in the future, intellectual property claims could force us to alter existing products or withdraw them from the market or could delay the introduction of new products.

Various patents have been issued to our competitors in the golf industry and these competitors may assert that our golf products infringe their patent or other proprietary rights. If our golf products were found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology, and it could incur substantial costs to redesign products, withdraw them from the market, and/or to defend legal actions.

Risks Related to Operations, Manufacturing, and Technology

We are exposed to risks associated with doing business globally and manufacturing in the USA.

Currently we sell and distribute products in markets around the world, such as the Americas, Asia and Europe. These activities have and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and manufacturing facilities. There are a limited number of suppliers for the manufacturer of components in the United States, and we are dependent on these suppliers and vendors. We have some components provided by vendors located outside of the United States and if these components were unavailable it could have a materially adverse effect on our operations, financial performance and condition. The operation of foreign distribution in our international markets, as well as our management of relationships with international suppliers and vendors, will require the dedication of our management and other Company resources. We currently assemble all of our products and manufacture some of our products in the United States.

As a result of our international business, we are exposed to increased risks inherent in conducting business outside of the United States. These risks include the following:

●Adverse changes in foreign currency exchange rates can have a significant effect upon our results of operations, financial condition and cash flows;

●Increased difficulty in protecting our intellectual property rights and trade secrets;

●Unexpected government action or changes in legal or regulatory requirements;

●Social, economic or political instability;

●The effects of any anti-American sentiments on our brand or sales of our products;

●Increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the U.S. Foreign Corrupt Practices Act (the “FCPA”), local international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations and trade controls;

●changes in international labor costs and other costs of doing business internationally;

●Increased difficulty in controlling and monitoring foreign vendor operations from the United States, including increased difficulty in identifying and recruiting qualified personnel for our foreign operations; and

●Increased exposure to interruptions in land based, air carrier or ocean shipping services.

Any significant adverse change in these and other circumstances or conditions relating to international operations could have a significant adverse effect on our operations, financial performance and condition.

We have international sales and international supply chains where unfavorable changes in foreign currency exchange rates could have a significant negative impact on our results of operations.

A portion of our component inventory purchases and a portion of our sales come from international markets. As a result, we will conduct transactions in various currencies worldwide. We expect international business, and the number of transactions that we will conduct in foreign currencies, to become significant. Conducting business in such currencies exposes us to fluctuations in foreign currency exchange rates relative to the U.S. dollar.

Our financial results are reported in U.S. dollars, and as a result, transactions conducted in foreign currencies must be translated into U.S. dollars for reporting purposes based upon the applicable foreign currency exchange rates. Fluctuations in these foreign currency exchange rates therefore may positively or negatively affect our reported financial results and can significantly affect period-over-period comparisons.

The effect of the translation of foreign currencies on our financial results could be significant. We therefore may engage in hedging activities to mitigate the annual impact of the translation of foreign currencies on our financial results. These hedging activities may reduce, but will not eliminate, the effects of foreign currency fluctuations. The extent to which our hedging activities mitigate the effects of foreign currency translation varies based upon many factors, including the amount of transactions being hedged. Other factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business.

Foreign currency fluctuations may also affect the prices at which products are sold in international markets. Therefore, we adjust pricing based in part upon fluctuations in foreign currency exchange rates. Significant unanticipated changes in foreign currency exchange rates make it more difficult for us to manage pricing in international markets. If we are unable to adjust pricing in a timely manner to counteract the effects of foreign currency fluctuations, our pricing may not be competitive in the marketplace and our financial results in international markets could be adversely affected.

Any difficulties from strategic acquisitions or strategic partnerships we pursue or consummate could adversely affect business, financial condition and our results of operations.

We may acquire companies, businesses and products or product lines that complement or augment our existing business or planned growth markets. Integrating any newly acquired business, or partnership, is typically expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any such acquisitions could result in the disruption of on-going business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to continue operating the business, which may result in dilution for stockholders or the incurrence of indebtedness.

As part of our efforts to acquire companies, businesses or products or to enter into other significant transactions, we will conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in such transactions. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from a transaction, whether as a result of unidentified risks, integration difficulties, complexities associated with managing the combined business, performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the transaction and integrating the companies’ operations, litigation with current or former employees and other events, our business, financial condition and results of operations could be adversely affected.

If we inaccurately forecast demand for our products, we may manufacture either insufficient or excess quantities, which, in either case, could adversely affect our financial performance.

We plan our manufacturing capacity based upon forecasted demand for our products. Forecasting demand for our products is very difficult given the manufacturing lead times and the amount of specifications involved. For example, we must forecast how many putting instruments we will sell, but also (1) the quantity of each model, (2) the quantity of the different components in each model, and (3) for each model the style of grip, the number of left handed and right handed versions, and the style of shaft and hosel type. The nature of our business allows for some control over our manufacturing capacity if actual demand for a product or products exceed or are less than forecasted demand. However, if actual demand for a product or products exceeds the forecasted demand, we may not be able to produce sufficient quantities of products in time to fulfill actual demand, which could limit our sales and adversely affect financial performance. On the other hand, if actual demand is less than the forecasted demand for a product or products, we could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect our financial performance.

Our planned international business expansions could adversely affect results if they fail to successfully transition and grow revenue.

As we plan to expand our footprint into Asia, Latin America, and Europe, we could be harmed if we fail to successfully transition the business processes to a larger global scale. Our initial international expansion target is Asia, more specifically Japan, South Korea and other growth areas within the region, and requires significant investment of capital and human resources. Since brick and mortar retail stores are still strong in many parts of Asia, the distribution structure and its costs and operations are significantly different from those in the USA. As we increase the number of distributors, it is likely that the number of retail outlets throughout the region will also increase, in which case we will be required to add staff and devote additional management attention. This international attention, by the management team and other employees who would otherwise be solely focused on the core USA business, creates significant risk. If our globalization efforts fail to produce increases in revenue, or the transition is not managed effectively, we may experience, loss of investments, or excessive inventories and undue costs that could harm our business, financial condition and results of operations.

We depend on single source or a limited number of suppliers for some of the components of in our products, and the loss of any of these suppliers could harm our business.

We are currently dependent on a limited number of suppliers for CNC milled components and carbon fiber for our shafts, some of which could have limited sourcing options. Furthermore, some of our products require specially developed manufacturing techniques and processes which make it difficult to identify and utilize alternative suppliers quickly. In addition, many of our suppliers may not be well capitalized and prolonged unfavorable economic conditions could increase the risk that they will go out of business. If current suppliers are unable to deliver putter components, materials or other components, or if we are required to transition to other suppliers, we could experience significant production delays or disruption to our business. We also depend on a single or a limited number of suppliers for the materials used to make our golf grips. Many of these materials are designed and customized to our specifications. Any delay or interruption in such supplies could have a material adverse impact on our golf grip or shaft business. If we experience any such delays or interruptions, we may not be able to find adequate alternative suppliers at a reasonable cost or without significant disruption to our business.

A significant disruption in the operations of our assembly and golf shaft manufacturing facilities could have a material adverse effect on our sales, profitability and results of operations.

A significant disruption at any of our assembly or golf shaft manufacturing facilities or distribution centers in the United States or in regions outside the United States could materially and adversely affect our sales, profitability and results of operations. Our manufacturing, and assembly facilities or distribution centers may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations, which may have an immediate, or in some cases prolonged, impact on our margins. Difficulties in implementing new or upgraded technology or operational systems, could disrupt our operations and could materially and adversely affect our financial condition, results of operations or cash flows.

A disruption in the service or a significant increase in the cost of our primary delivery and shipping services for our products and component parts or a significant disruption at shipping ports could have a material adverse effect on our business.

We use United Parcel Service (“UPS”) for substantially all ground shipments of products to U.S. customers. We have and will continue to consider other carriers for domestic shipments, and we use air carriers, ocean shipping services and the like, for our international shipments of products. Furthermore, many of the components we use to build our putters, including heads and components and carbon fiber for shafts, are shipped to our locations via air carrier and ship services. If there is any significant interruption in service by such providers or at airports or shipping ports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products, components or materials in a timely and cost-efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in UPS or other carrier services, air carrier services, ship services or at airports or shipping ports could have a material adverse effect on our business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our operating results could be materially adversely affected.

The costs and availability of finished products, product components and raw materials could affect our operating results.

The costs and availability of the finished products, product components and raw materials needed in our products can be volatile as a result of numerous factors, including general, domestic, and international economic conditions; labor costs; production levels; competition; consumer demand; import duties; tariffs; and currency exchange rates. In 2022, we have already experienced increases in the cost of specific materials, such as aluminum, brass, stainless/carbon steel, and tungsten. Although these increases have had minimal effect to date, if the current inflationary trend were to continue it could affect our margins and retail pricing. This volatility could significantly affect the availability and cost of these items for us which could have a material adverse effect on our business, financial condition and results of operations.

The materials and components that we use, and that are used by our suppliers, involve raw materials, including aluminum, magnesium, stainless steel, carbon steel, synthetic rubbers, thermoplastics, carbon fiber and pre-preg, for the manufacturing of our golf shafts, titanium alloys, and other materials, epoxy resins for the assembly of our golf equipment, can experience significant price fluctuations or shortages. These raw materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect our business, financial condition and results of operations. In addition, prolonged periods of inflationary pressure on some or all costs may result in increased costs to produce our products that could have an adverse effect on profits from sales of these products, or require us to increase prices for our products that could adversely affect consumer demand for our products.

Some of our components are manufactured outside of the United States, which requires these products to be transported by third parties, sometimes over large geographical distances. Shortages in ocean, land or air shipment capacity and volatile fuel costs can result in rapidly changing transportation costs or an inability to transport products in a timely manner. Similarly, disruption to shipping and transportation channels due to labor disputes could cause us to rely more heavily on alternative modes of transportation to achieve timely delivery to customers, resulting in significantly higher freight costs. Because prices of our products are already seen online, prior to shipment, as changes in transportation and other costs may be difficult to predict, we may not be able to pass all or any portion of these higher costs on to our customers or adjust our pricing structure in a timely manner in order to remain competitive, either of which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to product warranty claims that require the replacement or repair of products sold. Such warranty claims could adversely affect our results of operations and relationships with our customers.

We manufacture and/or distribute a variety of products that have a two-year warranty policy for certain golf equipment. From time to time, such products may contain manufacturing defects or design flaws that are not detected prior to sale, particularly in the case of new product introductions or upon design changes to existing products. The failure to identify and correct manufacturing defects and product design issues prior to the sale of those products could result in product warranty claims that result in costs to replace or repair any such defective products. Because our products are sold to fitters/retailers for broader consumer distribution and/or to customers/distributors who buy in large quantities, there could be significant costs associated with such product warranty claims, including the potential for customer dissatisfaction that may adversely affect our reputation and relationships with customers, which may result in lost or reduced sales.

Our growth initiatives require significant capital investments and there can be no assurance we will realize a positive return on these investments.

Initiatives to drive sales and scale our business will require investment in, for example, technological improvements to our manufacturing or assembly facilities, marketing programs with special displays or unique offerings, or special product limited editions, all involve many risks which could result in, among other things, business interruptions and increased costs, any of which may result in our inability to realize returns on these capital investments. Expansion of business processes or facilities, including a significant expansion or technical upgrades for our golf shaft manufacturing facility in St Joseph, MO, all require significant capital investment. If we have insufficient sales or are unable to realize the full potential of our capital investment, it may not realize a positive return on investment, which could impact our margins and have a significant adverse effect on our results of operations, financial condition and cash flows.

Sales of our products by unauthorized retailers or distributors could adversely affect our authorized distribution channels and harm our reputation.

Some of our products find their way to unauthorized outlets or distribution channels. This “gray market” for our products can undermine authorized retailers and foreign wholesale distributors who promote and support the sales of our products, and can injure our image in the minds of our customers and consumers. While we may have to take lawful steps to limit commerce of our products in the “gray market” in both the United States and abroad, it is unlikely that we could completely stop such commerce. In such case we could incur damage to distributor relationships which could materially adversely affect our business, financial condition and results of operations.

We rely on research and development, technical innovation and high-quality products to successfully compete.

Technical innovation and quality control in product design and manufacturing processes is essential to our success in the golf industry. Research and development play a key role in technical innovation and our competitive advantage. We rely upon experts in various fields to work with us to develop materials, processes, components that give our products performance advantages over our competition. We also depend on others who test the performance of our products. While we believe we are developing and creating the very best innovations for our products, if we fail to continue to introduce technical innovation in our products, or if we are unable to effectively utilize new technologies, and materials, consumer demand for our products could fail to materialize, or decline, and if we experience problems with the quality of our products, we may incur substantial brand damage and expense to remedy the problems, any of which could materially adversely affect our business, financial condition and results of operations.

We rely on information systems that assist in the management of our manufacturing, inventory, distribution, engineering, sales and other functions. If our information systems were to fail to perform these functions adequately or if we experienced an interruption in operation, including a breach in cyber security, our business and results of operations could suffer.

All of our major operations, including manufacturing, inventory, distribution, sales and accounting, are dependent upon information systems. All information systems are vulnerable to damage or interruption from:

● Earthquake, fire, flood, hurricane and other natural disasters;

●Power loss, computer systems failure, Internet and telecommunications or data network failure; and

● Hackers, computer viruses, software bugs or glitches.

Any damage or significant disruption in the operation of any of our information systems, the failure of our IT vendors’ to perform as expected, the failure to successfully integrate the information technology systems of a businesses that we may acquire or any security breach to any of our information systems (including financial or credit/payment frauds) would disrupt our business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect our reputation, operations, financial performance and condition.

Cyber-attacks, unauthorized access to, or accidental disclosure of, consumer personally-identifiable information, that we or our vendors collect through our websites or stores on servers may result in significant expense and negatively impact our reputation and business.

Today there is serious concern and awareness of the security of personal information transmitted over the Internet, consumer identity theft and user privacy. As discussed in Item 1C, Cybersecurity, while we have implemented security measures, our computer systems and those of our third party vendors and their data security systems and services, may nevertheless be susceptible to electronic or physical computer break-ins, viruses, fraud, and other disruptions and security compromises involving the loss or unauthorized access of confidential information because technologies used to obtain unauthorized access to or sabotage systems are constantly evolving, change frequently, and generally are not recognized until they are launched against a target. Any perceived or actual unauthorized or inadvertent disclosure of personally-identifiable information, whether through a compromise of our own or our third party vendors’ networks by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract website visitors, require us to notify payment processors, if payment card information is accessed or compromised, compel us to comply with federal and/or state breach notification laws and foreign equivalents, subject us to costly mandatory corrective action, or subject us to claims or litigation arising from damages suffered by consumers, all of which could adversely affect our operations, financial performance and condition.

Risks Related to Governmental Regulations

We are subject to many federal, state, local and foreign laws, as well as other statutory and regulatory requirements, with which compliance can be both costly and complex. Our failure to comply with, or adapt to changes in these laws or requirements, could have an adverse impact on our business.

We subject to federal, state, local and foreign laws and regulations, as well as other statutory and regulatory requirements.

● the ADA and similar state laws;

●data privacy and cybersecurity laws;

●environmental, health and human safety laws and regulations;

●FCPA and other similar anti-bribery and anti-kickback laws; and

● laws regarding sweepstakes and promotional contests.

We are also subject to U.S. financial services regulations, a myriad of consumer protection laws, including economic sanctions, laws and regulations, anticorruption laws, escheat regulations and data privacy and security regulations. Changes to legal rules and regulations, or interpretation or enforcement of them, could increase our cost of doing business, affect our competitive abilities, and increase the difficulty of compliance. Failure to comply with regulations may have an adverse effect on our business, including the limitation, suspension or termination of services provided to, or by, third parties, and the imposition of penalties or fines.

Regulations related to “conflict minerals” require us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

On August 22, 2012, the Securities and Exchange Commission (“SEC”) voted to approve final rules regarding disclosure and reporting requirements with respect to the use of “conflict minerals” to implement Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).The rules require disclosure related to sourcing of specified minerals, known as conflict minerals, that are necessary to the functionality or production of products manufactured or contracted to be manufactured by public companies. The rules require companies to, under specified circumstances, undertake due diligence, disclose and report whether or not such minerals originated from the Democratic Republic of Congo or an adjoining country. Our products may contain some of the specified minerals. As a result, we may incur additional expenses in connection with complying with the rules, including with respect to any due diligence that is required under the rules. In addition, the SEC’s implementation of the rules could adversely affect the sourcing, supply and pricing of materials used in our products. There may only be a limited number of suppliers offering “conflict free” conflict minerals, and we cannot be certain that we will be able to obtain necessary “conflict free” minerals from such suppliers in sufficient quantities or at competitive prices and we may not be able to sufficiently verify the origins of the relevant minerals used in certain components of our products through the due diligence procedures that we implement, which could harm our reputation.

We are subject to environmental, health and safety laws and regulations, which could subject us to liabilities, increased costs or restrictions of operations in the future.

Our locations and operations are subject to a number of environmental, health and safety laws and regulations in each of the jurisdictions in which our facilities are operating. These laws and regulations govern, among other things, air emissions, water discharges, handling and disposal of solid and hazardous substances and wastes, soil and groundwater contamination and employee health and safety. Our failure to comply with such environmental, health and safety laws and regulations could result in substantial civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring remedial or corrective measures, installation of pollution control equipment or other actions. Liability under environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocating the responsibility.

We may also be subject to similar liabilities and claims in connection with locations at which hazardous substances, contaminates or wastes we generated have been stored, treated, otherwise managed, or disposed. As a result, any of these events, and the environmental conditions at or related to current or former properties or operations, and/or the costs of complying with current or future environmental, health and safety requirements (which have become more stringent and complex over time), could materially adversely affect our business, financial condition and results of operations.

Changes in, or any failure to comply with, data privacy laws, regulations, and standards may adversely affect our business.

Data privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain and continue evolving for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt additional, laws and regulations affecting data privacy. In the United States, these include rules and regulations promulgated under the authority of federal agencies, such as the Federal Trade Commission (“FTC”), and state attorneys general and legislatures and consumer protection agencies. For example, the FTC Act grants the FTC authority to enforce against unfair or deceptive practices, which the FTC has interpreted to require companies’ practices with respect to personal information comply with the commitments posted in their privacy policies. With respect to the use of personal information for direct marketing purposes, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. Further, the Telephone Consumer Protection Act (TCPA) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent, and is a particularly highly litigated issue. Many states in the United States have recently enacted statutes and rules governing the ways in which businesses may collect, use, and retain personal information. One such example is the California Consumer Privacy Act (“CCPA”), which came into effect in 2020. In addition, the California Privacy Rights Act (“CPRA”) was passed in November 2020, which significantly modifies the CCPA, including by creating a new state agency that will be vested with authority to implement and enforce the CCPA and CPRA. Moreover, other states, including Nevada, Virginia and Colorado, have passed and may continue to pass similar privacy-related laws whose restrictions and requirements differ from those of California, which could require us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states. Similar laws relating to data privacy and security have been proposed at the federal level as well. Such laws have potentially conflicting requirements that could make compliance even more challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. Internationally, many jurisdictions in which we operate have established or enhanced their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European Union’s General Data Protection Regulation (“GDPR”), which imposes stringent operational requirements, including, for example, requiring expanded disclosures about how personal information is used, limitations on retention of information, mandatory data breach notification obligations, and higher standards for obtaining consent to process personal information. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities. Recent legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the United States. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information to the EU from the US) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the United Kingdom, or U.K., left the EU, the U.K. enacted the U.K. GDPR, which together with the amended U.K. Data Protection Act 2018 retains the GDPR in U.K. national law, but also creates complexity and uncertainty regarding transfers between the U.K. and the EU, which could further limit our ability to use and share personal data and require localized changes to our operating model. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. The changing legal and regulatory landscape could in the future further limit our ability to use and share personal information and require changes to our operating model. Any inability or perceived inability to adequately address data privacy and security concerns, even if unfounded, or comply with applicable data privacy and data security laws, regulations, and policies, could result in additional compliance costs, penalties and liability costs, damage to our reputation and adversely affect our business.

Risks Related to Tax and Financial Matters

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the United States and potentially numerous foreign jurisdictions. Our effective income tax rate in the future could be adversely affected by a number of factors, including: changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws, the outcome of income tax audits in various jurisdictions around the world.

In addition, new income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, or interpreted, changed, modified or applied adversely to our business, any of which could adversely affect our business operations and financial performance. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, a permanent increase in the corporate income tax rate, an increase in the tax rate applicable to the global intangible low-taxed income and elimination of certain exemptions, and the imposition of minimum taxes or surtaxes on certain types of income. We are currently unable to predict whether such changes will occur and, if so, the ultimate impact it would have on our business. To the extent that such changes have a negative impact on our business, or suppliers or customers, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

We will need to raise additional funds from time to time through public or private debt or equity financings in order to execute our growth strategy.

We will need to raise additional funds from time to time in order to implement our business plan, take advantage of opportunities, including the expansion of our business or the acquisition of complementary products, technologies or businesses; develop new products or expand existing lines of business, including the launching of new products or responding to competitive pressures. If we are unable to find ways to finance the manufacturing and development of products to scale the business on acceptable terms or at all, or we or our financing partners default on our respective obligations to fund such costs, we could be required to delay, significantly curtail or eliminate planned products or marketing programs which could have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we will be able to timely secure financing on favorable terms, or at all, for any of the foregoing purposes.

Any capital raised through the sale of equity or securities convertible into equity will dilute the percentage ownership of holders of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on terms economically favorable, especially during periods of adverse economic conditions, could make it more difficult or impossible for us to obtain funding for the operation of our business, for making additional investments in product development and for repaying outstanding indebtedness. A failure to obtain any necessary additional funding could prevent us from making expenditures that may be required to grow our business or maintain our operations.

Increases in interest rates could increase the cost of servicing our indebtedness and have an adverse effect on our results of operations and cash flows.

Should we secure any business loan(s), increases in interest rates would increase the cost of servicing our indebtedness and could materially reduce our profitability and cash flows. An increase in interest rates could also make it difficult for us to obtain financing at attractive rates, which could adversely impact our ability to execute our growth strategy or future acquisitions. Additionally, rising interest rates could have a dampening effect on overall economic activity, which could have an adverse effect on our business.

Increases in costs as a result of being a public company could have an adverse effect on our cash flows and business results.

Should we be unable to scale and or generate enough positive cashflow to offset the costs of being a public company, the affect could have an adverse effect on our business.

Risks Related to Our Common Stock

The market prices and trading volume of our shares of Common Stock may experience rapid and substantial price volatility which could cause purchasers of our Common Stock to incur substantial losses.

Recently, the market prices and trading volume of shares of common stock of other small publicly traded companies with a limited number of shares available to purchasers have experienced rapid and substantial price volatility unrelated to the financial performance of those companies. Similarly, shares of our Common Stock may experience similar rapid and substantial price volatility unrelated to our financial performance, which could cause purchasers of our Common Stock to incur substantial losses, which may be unpredictable and not bear any relationship to our business and financial performance. Extreme fluctuations in the market price of our Common Stock may occur in response to strong and atypical retail investor interest, including on social media and online forums, the direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our securities, access to margin debt, trading in options and other derivatives on our Common Stock and any related hedging and other trading factors.

If there is extreme market volatility and trading patterns in our Common Stock, it may create several risks for investors, including the following:

● the market price of our Common Stock may experience rapid and substantial increases or decreases unrelated to our operating performance or prospects, or macro or industry fundamentals;

● if our future market capitalization reflects trading dynamics unrelated to our financial performance or prospects, purchasers of our Common Stock could incur substantial losses as prices decline once the level of market volatility has abated; and

● if the future market price of our Common Stock declines, purchasers may be unable to resell their shares at or above the price at which they acquired them.

Further, we may incur rapid and substantial increases or decreases in our stock price in the foreseeable future that may not coincide in timing with the disclosure of news or developments by or affecting us. Accordingly, the market price of our shares of common stock may fluctuate dramatically, and may decline rapidly, regardless of any developments in our business. Overall, there are various factors, many of which are beyond our control, that could negatively affect the market price of our Common Stock or result in fluctuations in the price or trading volume of our Common Stock, including:

● actual or anticipated variations in our annual or quarterly results of operations, including our earnings estimates and whether we meet market expectations with regard to our earnings;

● our current inability to pay dividends or other distributions;

● changes in market valuations of similar companies;

● market reaction to any additional equity, debt or other securities that we may issue in the future, and which may or may not dilute the holdings of our existing stockholders;

● additions or departures of key personnel;

● actions by institutional or significant stockholders;

● short interest in our stock and the market response to such short interest;

● the dramatic increase in the number of individual holders of our stock and their participation in social media platforms targeted at speculative investing;

● speculation in the press or investment community about our company or industry;

● strategic actions by us or our competitors, such as acquisitions or other investments;

● legislative, administrative, regulatory or other actions affecting our business, our industry, including positions taken by the Internal Revenue Service (“IRS”);

● investigations, proceedings, or litigation that involve or affect us;

● the occurrence of any of the other risk factors included in this Annual Report on Form 10-K; and

● general market and economic conditions.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over medical epidemics, energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, and volatile oil prices have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults in recent years. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

If securities or industry analysts do not publish research or reports, or publish unfavorable research or reports about our business, our stock price and trading volume may decline.

The trading market for our Common Stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our Common Stock , the lack of research coverage may adversely affect the market price of our Common Stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Future sales and issuances of our Common Stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our product, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

We do not intend to pay cash dividends on our shares of Common Stock so any returns will be limited to the value of our shares.

We currently anticipate that we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the increase, if any, of our share price.

We may be at risk of securities class action litigation.

We may be at risk of securities class action litigation. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business and results in a decline in the market price of our common stock.

Financial reporting obligations of being a public company in the U.S. are expensive and time-consuming, and our management is required to devote substantial time to compliance matters.

As a publicly traded company we incur significant additional legal, accounting and other expenses. The obligations of being a public company in the U.S. require significant expenditures and places significant demands on our management and other personnel, including costs resulting from public company reporting obligations under the Exchange Act and the rules and regulations regarding corporate governance practices, including those under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, and the listing requirements of the stock exchange on which our securities are listed. These rules require the establishment and maintenance of effective disclosure and financial controls and procedures, internal control over financial reporting and changes in corporate governance practices, among many other complex rules that are often difficult to implement, monitor and maintain compliance with. Moreover, despite recent reforms made possible by the JOBS Act, the reporting requirements, rules, and regulations will make some activities more time-consuming and costly, particularly after we are no longer an “emerging growth company.” In addition, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. Our management and other personnel will need to devote a substantial amount of time to ensure that we comply with all of these requirements and to keep pace with new regulations, otherwise we may fall out of compliance and risk becoming subject to litigation or being delisted, among other potential problems.

Our Bylaws and Certificate of Incorporation provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation and Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Certificate of Incorporation or Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Securities Exchange Act of 1934, as amended, or any other claim for which the federal courts have exclusive jurisdiction.

These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and may discourage these types of lawsuits. Alternatively, if a court were to find the choice of forum provision contained in our Certificate of Incorporation or Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, results of operations, and financial condition.

General Risk Factors

Our insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We maintain insurance of the type and in amounts that we believe is reasonable and that is available to businesses in our industry. We carry or will carry various types of insurance, including general liability, auto liability, business interruption, workers’ compensation and excess umbrella, from highly rated insurance carriers. Market forces beyond our control could limit the scope of the insurance coverage that we can obtain in the future or restrict our ability to buy insurance coverage at reasonable rates. We cannot predict the level of the premiums that we may be required to pay for subsequent insurance coverage, the level of any deductible and/or self-insurance retention applicable thereto, the level of aggregate coverage available or the availability of coverage for specific risks. In the event of a substantial loss, the insurance coverage that we carry may not be sufficient to compensate us for the losses we incur or any costs we are responsible for.

If our estimates or judgments relating to our critical accounting policies prove to be incorrect, our financial condition and results of operations could be adversely affected.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. We base estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our consolidated financial statements include those related to revenue recognition; allowance for doubtful accounts; inventories; long-lived assets, goodwill and non-amortizing intangible assets; warranty policy; income taxes and provisional estimates due to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017; share-based compensation; and foreign currency translation. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

Certain of our stockholders, if they choose to act together, have the ability to significantly control or influence all matters submitted to stockholders for approval.

As of March 1, 2024, Nippon Xport Ventures, Inc. owned approximately 49.7% of the shares of our Common Stock. Our former Chief Executive Officer, Timothy L. Triplett and our Chief Technology officer Akinobu Yorihiro are the sole owners of Nippon Xport Ventures, Inc. Additionally, Mr. Yorihiro was granted stock options to purchase 807,232 shares vesting immediately. As a result, if Nippon Xport Ventures, Inc. (Timothy L. Triplett and Akinobu Yorihiro) as a stockholder were to choose a course of action, they would be able to substantially influence all matters submitted to our stockholders for approval, as well as our management and affairs. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our business, even if such a transaction would benefit other stockholders.

Nasdaq Listing

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “SPGC.”

On December 5, 2023, the Company received a written notice (the “Notice”) from the NASDAQ Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until June 3, 2024, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending June 3, 2024, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on the Nasdaq Capital Market during the compliance period(s).

The Company plans to carefully assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock are subject to delisting, and the Company’s common shares would thereupon be delisted.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information and email systems that may result in adverse effects on the confidentiality, integrity, or availability of our information and email systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we will redesign, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with the Chief Financial Officer, to manage the risk assessment and mitigation process. As part of our overall risk management system, we monitor and periodically evaluate our safeguards and advise our executives on these safeguards.

We engage consultants or other third parties in connection with our risk assessment processes. These service providers assist us to design and implement our cybersecurity policies and procedures, as well as to monitor and test our safeguards. In the future, we intend to require each significant third-party service provider to certify that they have the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect us.

We have not encountered cybersecurity challenges that have materially impaired our operations or financial condition.

Governance

One of the functions of our Board of Directors is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks that we face. Our Board of Directors administers its cybersecurity risk oversight function directly as a whole, as well as through the audit committee.

Our Chief Financial Officer is primarily responsible to assess and manage our material risks from cybersecurity threats with assistance from third-party service providers.

Our Chief Financial Officer oversees our cybersecurity policies and processes, including those described above at “Risk Management and Strategy”. The cybersecurity risk management program includes tools and activities to prevent, detect, and analyze current and emerging cybersecurity threats, and plans and strategies to address threats and incidents.

Our Chief Financing Officer provides periodic briefings to the audit committee regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and similar issues. Our audit committee provides regular updates to the Board of Directors on such reports.

Item 2. Property

We lease on a month-to-month basis approximately 4,700 square feet of office space in Camarillo, California, which serves as our principal executive offices and research and development facility. We currently assemble our putter heads at this location, which we plan to move to our St. Joseph, Missouri facility in 2024.

The Company leases approximately 9,000 square feet of manufacturing, assembly, and distribution space in St. Joseph, Missouri. The lease currently expires in December 2025.

Item 3. Legal Proceedings

There are no legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Effective August 15, 2023, our Common Stock was registered with the SEC and listed on The Nasdaq Capital Market, and trading began under the stock symbol “SPGC”.

As of March 1, 2024, there were approximately 28 holders of record of the common stock (including only non-objecting beneficial owners of record) and 14,595,870 outstanding shares of common stock.

We currently have no expectation of paying cash dividends to holders of our common stock in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Equity Compensation Plans

Pursuant to the SEC’s Regulation S-K Compliance and Disclosure Interpretation 106.01, the information required by this Item pursuant to Item 201(d) of Regulation S-K relating to securities authorized for issuance under the Corporation’s equity compensation plans is located in Item 12 of Part III of this Annual Report and is incorporated herein by reference.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Annual Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” and elsewhere in this Annual Report.

Company Overview

We are a technology-forward golf company, with a growing portfolio of golf products, including putting instruments, golf shafts, golf grips, and other golf related products. In consideration of our growth opportunities in shaft technologies, in April of 2022, we expanded our manufacturing business to include advanced premium golf shafts by opening a new shaft manufacturing facility in St. Joseph, MO. It is our intent to manufacture and assemble substantially all products in the United States. We anticipate expansion into golf apparel and other golf related product lines to enhance our growth. Our future expansions may include broadening our offerings through mergers, acquisitions or internal developments of product lines that are complementary to our premium brand.

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

Recent Events

Newton Shafts

On November 20, 2023, we announced a significant expansion of our product portfolio. We introduced “Newton,” the Company’s latest business division and the Company’s first foray into the world of golf club shafts. The Newton Motion driver shaft, the first Newton shaft to debut in the market, is a carbon fiber shaft designed to enhance a golfer’s performance by promoting straighter and longer shots with reduced effort. The Newton shafts are manufactured at our manufacturing and assembly facility in St. Joseph, Missouri

Nasdaq Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On December 5, 2023, the Company received a written notice (the “Notice”) from the NASDAQ Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until June 3, 2024, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending June 3, 2024, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on the Nasdaq Capital Market during the compliance period(s).

The Company plans to carefully assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock are subject to delisting, and the Company’s common shares would thereupon be delisted.

Key Factors Affecting Our Performance

Seasonality and General Trends in Golf Participation

Because golf is a seasonal sport, our sales are cyclical and unlikely to remain consistent from quarter to quarter. Further, if golf participation decreases or the number of rounds of golf played decreases generally, for any or no reason, sales of our products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline. The recent COVID-19 pandemic has resulted in a surge in golf participation and growth for our industry, but such a trend may not continue, and future trends are difficult to predict.

Public Company Costs

Effective August 17, 2023, our Common Stock was registered with the SEC and listed on The Nasdaq Capital Market, which requires us to hire additional personnel and implement public company procedures and processes. We incur additional annual expenses as a public company for internal controls compliance and public company reporting obligations, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

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

Comparison of the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Our sales, cost of goods sold, operating expenses, and net loss from operations for the year ended December 31, 2023 as compared to the year ended December 31, 2022 were as follows (amounts are rounded to nearest thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change

Net Sales	$349,000	$190,000	84%
Cost of goods sold	227,000	110,000	106%
Gross profit	122,000	80,000	53%

Operating expenses:
Selling, general and administrative	4,497,000	2,874,000	56%
Research and development	258,000	73,000	253%
Total operating expenses	4,755,000	2,947,000	61%

Loss from operations	(4,633,000)	(2,867,000)	62%

Loss on extinguishment of debt	-	(574,000)	-100%
Interest income (expense), net	8,000	(64,000)	-113%

Net loss	$(4,625,000)	$(3,505,000)	32%

Net Sales

Our net sales increased $159,000, or 84%, to $349,000 during the year ended December 31, 2023, compared to $190,000 during the year ended December 31, 2022. The increase in net sales during the year ended December 31, 2023, was primarily from the introduction of our Newton Motion driver replacement shaft in November 2023, and sales to a distributor in South Korea, both of which did not occur in the prior year period. For the year ended December 31, 2023, we generated $53,000 of net sales from the Newton Motion driver replacement shaft, and $90,000 of net sales from our distributor in South Korea, which represented approximately 26% of our net sales. The remaining increase in net sales of $16,000 was from increased direct to consumer sales via our websites.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $117,000 to $227,000 for the year ended December 31, 2023, compared to $110,000 for the year ended December 31, 2022. Our gross margin was 35% and 42% for the year ended December 31, 2023 and 2022, respectively. The decrease in gross margin was due to the increase in labor costs associated with our planned revenue growth in early 2024 and the change in inventory reserve as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased approximately $1.6 million to $4.5 million during the year ended December 31, 2023, compared to $2.9 million during the year ended December 31, 2022. The increase in selling, general and administrative expenses was from increased employee related expenses of $764,000, increased public company related costs of $543,000, increased legal and professional fees of $198,000, increased sales and marketing related expenses of $849,000, an increase of approximately $40,000 from routine changes in our selling, general and administrative expenses accounts to support our operations, offset by a $771,000 decrease in stock based compensation expense, as compared to the prior year period.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses increased $185,000 to $258,000 during the year ended December 31, 2023, compared to $73,000 during the year ended December 31, 2022. The increase in research and development costs were due to costs incurred to test and refine prior to the commercialization of our Newton Motion product, which was launched in November 2023. In addition, beginning in October 2023, the employment costs of our Chief Technology Officer and Vice President of Research & Development were recorded as a component of our research and development expenses, which we previously recorded to selling general and administrative expenses.

Loss from operations

Loss from operations increased to $4.6 million for the year ended December 31, 2023, compared to $2.9 million for the year ended December 31, 2022. The increase in our loss from operations was due to our increased operating expenses, offset by increased gross profit, as discussed above.

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

Interest income (expense), net

Interest income, net was $8,000 for the year ended December 31, 2023, compared to interest expense, net of $64,000 for the year ended December 31, 2022. The decrease in interest expense was due our paying off our debt with the proceeds received from our initial public offering, and the interest earned on our bank balances, as compared to the prior year period.

Net loss

Net loss increased $1.1 million to $4.6 million during the year ended December 31, 2023, compared to $3.5 million for the year ended December 31, 2022. The increase in net loss was due to increased operating expenses, the recording of a loss on extinguishment of debt in the prior year period, offset by increased gross profit and decreased interest expense, as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Year Ended December 31,
	2023	2022

Net cash provided by (used in):
Operating activities	$(5,047,000)	$(785,000)
Investing activities	(289,000)	(75,000)
Financing activities	10,503,000	847,000
Net increase (decrease) in cash	$5,167,000	$(13,000)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2023 totaled $5.0 million, compared to net cash used in operating activities for the year ended December 31, 2022 of $785,000. The increase in net cash used in operations for the year ended December 31, 2023, was primarily to fund our net loss, the payment of accrued compensation for our officers of $1.1 million, prepayments and deposits of $180,000, adjusted by changes in stock based compensation expense, with the remaining change related to our working capital accounts.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 totaled $289,000, compared to net cash used in investing activities for the year ended December 31, 2022 of $75,000. Net cash used in investing activities was for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $10.5 million, which included net proceeds after commissions and expenses of $11.0 million from our initial public offering, proceeds of $180,000 received in the private placement of common stock, proceeds of $81,000 from loans, $230,000 for deferred offering costs related to our initial public offering, offset by loan repayments to related parties of $557,000, repayment of notes payables of $445,000, and $15,000 repayment of our equipment purchase obligation. Net cash provided by financing activities for the year ended December 31, 2022 was $847,000, which included proceeds of $420,000 received in the private placement of common stock, proceeds of $150,000 from the sale of convertible debt obligations, proceeds of $350,000 from notes payable, and net proceeds of $200,000 from our loans from related parties, offset by $230,000 paid for deferred offering costs related to our planned initial public offering and $43,000 repayment of our equipment purchase obligation.

Liquidity and Capital Resources

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

During the year ended December 31, 2022, we incurred a net loss of $3.5 million and used cash in operations of $785,000 and had a shareholders’ deficit of $1.9 million as of December 31, 2022. As reflected in the accompanying financial statements, during the year ended December 31, 2023, we recorded a net loss of $4.6 million, used cash in operations of $5.0 million.

During the year ended December 31, 2023, the Company closed its initial public offering (“IPO”) and received approximately $11.0 million of net proceeds after expenses. At December 31, 2023, the Company had cash in the amount of approximately $5.3 million. Due to the funds received through our IPO, and the $600,000 cash received that was reclassified to additional paid in capital (see Note 11 of the accompanying financial statements), the Company had shareholders’ equity of $5.8 million at December 31, 2023. The Company now expects its cash on hand at December 31, 2023, will last for at least the next 12 months.

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

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, which we refer to as the JOBS Act. We would cease to be an emerging growth company upon the earliest of: (i) the last day of the first fiscal year in which our annual gross revenues are $1.07 billion or more; (ii) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year; or (iii) the date on which we have, during the previous three-year period, issued more than $1.07 billion in non-convertible debt securities. An emerging growth company may take advantage of specified reduced reporting and other burdens that are otherwise applicable generally to public companies. We have elected to take advantage of these reduced disclosure obligations and may elect to take advantage of other reduced reporting obligations in the future.

For so long as we are an emerging growth company, we will not be required to:

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	submit certain executive compensation matters to stockholder advisory votes, such as “say-on-pay,” “say-on-frequency” and pay ratio; and

●	disclose certain executive compensation-related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an EGC can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. As a result, the Company may adopt new or revised accounting standards by the date private companies are required to comply.

Off-Balance Sheet Arrangements

At December 31, 2023 and 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company through August 14, 2023, and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the consumer products industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to the Financial Statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item 7A.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Sacks Parente Golf, Inc.

Camarillo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Sacks Parente Golf, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/ Weinberg & Company, P.A.

Los Angeles, California
March 18, 2024

SACKS PARENTE GOLF, INC.

BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	December 31, 2023	December 31, 2022

ASSETS
Current Assets:
Cash and cash equivalents	$5,338,000	$147,000
Restricted cash	-	24,000
Accounts receivable	53,000	2,000
Inventory, net of reserve for obsolescence of $98,000 and $73,000, respectively	248,000	142,000
Prepaid expenses and other current assets	196,000	16,000
Total Current Assets	5,835,000	331,000

Property and equipment, net	379,000	122,000
Right-of-use asset, net	65,000	22,000
Deferred software licensing agreement	110,000	-
Deferred offering costs	-	230,000
Deposits	5,000	5,000
Total Assets	$6,394,000	$710,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued expenses	$401,000	$97,000
Accrued payroll to executives	-	1,095,000
Lease liability, current	31,000	17,000
Deferred software licensing obligation	41,000	-
Equipment purchase obligation	-	15,000
Loans payable – related parties	-	537,000
Notes payable	-	384,000
Customer deposits	2,000	21,000
Total Current Liabilities	475,000	2,166,000

Software licensing fee obligation, net of current	95,000	-
Lease liability, net of current	34,000	6,000
Total Liabilities	604,000	2,172,000

Common stock subject to possible redemption (561,375 shares at redemption price of $1.07) at December 31, 2022	-	420,000

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 45,000,000 shares authorized, 14,595,870 and 10,784,495, shares issued and outstanding, respectively, excluding 561,375 shares subject to possible redemption at December 31, 2022	146,000	108,000
Additional paid-in-capital	15,961,000	3,702,000
Accumulated deficit	(10,317,000)	(5,692,000)
Total Stockholders’ Equity (Deficiency)	5,790,000	(1,882,000)

Total Liabilities and Stockholders’ Equity (Deficiency)	$6,394,000	$710,000

The accompanying notes are an integral part of these financial statements.

SACKS PARENTE GOLF, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2023 and 2022

(Amounts rounded to nearest thousands, except share and per share amounts)

	Years Ended December 31,
	2023	2022

Net Sales	$349,000	$190,000
Cost of goods sold	227,000	110,000
Gross profit	122,000	80,000

Operating expenses:
Selling, general and administrative expense	4,497,000	2,874,000
Research and development expense	258,000	73,000
Total operating expenses	4,755,000	2,947,000

Loss from operations	(4,633,000)	(2,867,000)

Loss on extinguishment of debt	-	(574,000)
Interest income (expense), net	8,000	(64,000)

Net Loss	$(4,625,000)	$(3,505,000)

Loss per share – basic and diluted	$(0.38)	$(0.34)

Weighted average number of shares outstanding – basic and diluted	12,237,395	10,433,820

The accompanying notes are an integral part of these financial statements.

SACKS PARENTE GOLF, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Years Ended December 31, 2023 and 2022

(Amounts rounded to nearest thousands, except share amounts)

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2021	9,170,760	$92,000	133,371	$150,000	$508,000	$(2,187,000)	$(1,437,000)
Vesting of restricted stock			25,000	25,000			25,000
Vesting of options			-	-	1,383,000		1,383,000
Modification of equity awards	95,870	1,000	(158,371)	(175,000)	202,000		28,000
Shares issued on conversion of convertible debt	1,517,865	15,000	-	-	1,609,000		1,624,000
Net Loss						(3,505,000)	(3,505,000)
Balance, December 31, 2022	10,784,495	108,000	-	-	3,702,000	(5,692,000)	(1,882,000)
Vesting of options	-	-	-	-	443,000		443,000
Shares issued for services	50,000	-	-	-	225,000		225,000
Proceeds from private sale of common stock	561,375	6,000			594,000		600,000
Proceeds from public sale of common stock, net of expenses	3,200,000	32,000			10,997,000		11,029,000
Net Loss						(4,625,000)	(4,625,000)
Balance, December 31, 2023	14,595,870	$146,000	-	$-	$15,961,000	$(10,317,000)	$5,790,000

The accompanying notes are an integral part of these financial statements.

SACKS PARENTE GOLF, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2023 and 2022

(Amounts rounded to nearest thousands)

	Years Ended December 31,
	2023	2022

Cash Flows from Operating Activities
Net Loss	$(4,625,000)	$(3,505,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,000	11,000
Amortization	26,000	-
Change in reserve for inventory obsolescence	25,000	(36,000)
Vesting of options	443,000	1,383,000
Vesting of restricted stock	-	25,000
Modification of equity awards	-	28,000
Loss on extinguishment of debt	-	574,000
Shares issued for services	225,000	-
Changes in ROU asset	30,000	12,000
Accrued interest	-	63,000
Changes in operating assets and liabilities
Accounts receivable	(51,000)	9,000
Inventory	(131,000)	(62,000)
Prepaids and other current assets	(180,000)	4,000
Deposits	-	(1,000)
Accounts payable and accrued expenses	304,000	88,000
Accrued payroll to officers	(1,095,000)	615,000
Lease liability	(31,000)	(11,000)
Customer deposits	(19,000)	18,000
Net cash used in operating activities	(5,047,000)	(785,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(289,000)	(75,000)
Net cash used in investing activities	(289,000)	(75,000)

Cash Flows from Financing Activities
Payment of equipment purchase obligation	(15,000)	(43,000)
Deferred offering costs	230,000	(230,000)
Proceeds from private sale of common stock subject to possible redemption	180,000	420,000
Proceeds from public sale of common stock, net	11,029,000	-
Proceeds from notes payable	61,000	350,000
Repayment of notes payable	(445,000)	-
Proceeds from loans payable – related party	20,000	200,000
Repayment of loans payable – related party	(557,000)	-
Proceeds from convertible debt obligations	-	150,000
Net cash provided by financing activities	10,503,000	847,000

Net increase (decrease) in cash	5,167,000	(13,000)
Cash and cash equivalents and restricted cash beginning of period	171,000	184,000
Cash and cash equivalents and restricted cash end of period	$5,338,000	$171,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common shares issued on conversion of convertible debt obligations	$-	$1,624,000
New right of use asset and lease liability	$73,000	$34,000
Recording of deferred software licensing agreement	$136,000	$-
Property and equipment purchased with debt	$-	$58,000
Reclass of common stock subject to redemption to equity	$420,000	$-

The accompanying notes are an integral part of these financial statements.

SACKS PARENTE GOLF, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2023 and 2022
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

Sacks Parente Golf, Inc. is a technology-forward golf company, with a growing portfolio of golf products, including putting instruments, golf shafts, golf grips, and other golf-related products. In consideration of its growth opportunities in shaft technologies, in April of 2022, the Company expanded its manufacturing business to include advanced premium golf shafts by opening a new shaft manufacturing facility in St. Joseph, MO. It is the Company’s intent to manufacture and assemble substantially all products in the United States. The Company anticipates expansion into golf apparel and other golf-related product lines to enhance its growth. The Company’s future expansions may include broadening its offerings through mergers, acquisitions or internal developments of product lines that are complementary to its premium brand.

The Company currently sells its products through resellers, the Company’s websites, and distributors in the United States, Japan, and South Korea.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2023, the Company incurred a net loss of $4,625,000 and used cash in operations of $5,047,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued.

During the year ended December 31, 2023, the Company closed its initial public offering (“IPO”) and received $11,029,000 of net proceeds after expenses. At December 31, 2023, the Company had cash and cash equivalents on hand in the amount of $5,338,000. Due to the funds received through our IPO, and the $600,000 cash received that was reclassified to additional paid in capital (see Note 11), the Company had shareholders’ equity of $5,790,000 at December 31, 2023. The Company expects its cash on hand on December 31, 2023, will last for at least the next 12 months.

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

Nasdaq Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On December 5, 2023, the Company received a written notice (the “Notice”) from the NASDAQ Stock Market LLC (“Nasdaq”) that the Company has not been in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) for a period of 30 consecutive business days. Nasdaq Listing Rule 5550(a)(2) requires listed securities to maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company is provided a compliance period of 180 calendar days from the date of the Notice, or until June 3, 2024, to regain compliance with the minimum closing bid price requirement. If the Company does not regain compliance during the compliance period ending June 3, 2024, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify for the second compliance period, the Company must (i) meet the continued listing requirement for market value of publicly-held shares and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum closing bid price requirement, and (ii) notify Nasdaq of its intent to cure the deficiency. The Company can achieve compliance with the minimum closing bid price requirement if, during either compliance period, the minimum closing bid price per share of the Company’s common stock is at least $1.00 for a minimum of 10 consecutive business days. The Company anticipates that its shares of common stock will continue to be listed and traded on the Nasdaq Capital Market during the compliance period(s).

The Company plans to carefully assess potential actions to regain compliance. However, the Company may be unable to regain compliance with the minimum closing bid price requirement during the compliance period(s), in which case the Company anticipates Nasdaq would provide a notice to the Company that its shares of common stock are subject to delisting, and the Company’s common shares would thereupon be delisted.

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

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At December 31, 2023 and 2022, management determined that no allowance was necessary.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2023 and 2022, management recorded a reserve for slow moving and potentially obsolete inventory of $98,000 and $73,000, respectively.

Property and Equipment

Property and equipment are stated at cost. Expenditures for major renewals and improvements that extend the useful lives of property and equipment are capitalized, and expenditures for repairs and maintenance are charged to expense as incurred. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets as follows:

Property and Equipment Type	Years of Depreciation
Machinery and Equipment	7 years
Leasehold Improvements	2 years
Vehicles	5 years

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2023 and 2022, the Company determined there were no indicators of impairment of its property and equipment.

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

Revenue and costs of sales are recognized when control of the products is transferred to our customer, which generally occurs upon shipment from our facilities. The Company’s performance obligations are satisfied at that time. The Company does not have any significant contracts with customers requiring performance beyond delivery, and contracts with customers contain no incentives or discounts that could cause revenue to be allocated or adjusted over time. Shipping and handling activities are performed before the customer obtains control of the goods and therefore represent a fulfillment activity rather than a promised service to the customer.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Years Ended December 31,
	2023	2022
Net Sales Source	Revenue	Revenue	% Change
Distributors	$119,000	$67,000	78%
Online Sales	320,000	129,000	148%
Shipping	7,000	4,000	75%
Sales discounts	(97,000)	(10,000)	870%
Net Sales	$349,000	$190,000	84%

The following table presents our net sales by product lines for the period presented:

	Years Ended December 31,
	2023	2022
Product Line	Revenue	Revenue
Golf Putters	$370,000	$194,000
Newton Shafts	58,000	-
Accessories	11,000	2,000
Shipping	7,000	4,000
Sales discounts	(97,000)	(10,000)
Net Sales	$349,000	$190,000

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

For the years ended December 31, 2023 and 2022, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2023	December 31, 2022
Options	2,561,603	2,220,835
Common stock subject to possible redemption	-	561,375
Total	2,561,603	2,782,210

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $827,000 and $283,000 for the years ended December 31, 2023 and 2022, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $258,000 and $73,000 for the years ended December 31, 2023 and 2022, respectively,

Stock-Based Compensation

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

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company through August 14, 2023, and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the consumer products industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest bearing cash balances were fully insured at December 31, 2023 and 2022.

Accounts Receivable. At December 31, 2023, one customer accounted for 100% of accounts receivable.

Net sales. During the year ended December 31, 2023, one customer classified as a distributor accounted for 26% of net sales. No other customers exceeded 10% of net sales. During the year ended December 31, 2023, approximately 74% of the Company’s net sales were in the United States, and 26% of the Company’s net sales were in South Korea.

During the year ended December 31, 2022, the Company’s two largest customers classified as distributors, accounted for 18% and 13% of net sales, respectively. No other customers exceeded 10% of net sales. During the twelve months ended December 31, 2022, 79% of the Company’s net sales were in the United States, with the remaining 21% net sales split between Japan 18% and other countries making up the last 3% of net sales.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 was effective for the Company beginning January 1, 2023. The Company’s adoption of ASU 2016-13 had no material effect on its financial position, results of operations and cash flows.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	December 31, 2023	December 31, 2022
Raw materials, net	$74,000	$42,000
Finished goods, net	174,000	100,000
Total	$248,000	$142,000

At December 31, 2023 and 2022, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $98,000 and $73,000, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2023	December 31, 2022
Machinery and Equipment	$334,000	$133,000
Leasehold Improvements	46,000	-
Automobile	42,000	-
Accumulated depreciation	(43,000)	(11,000)
Property and equipment, net	$379,000	$122,000

Depreciation expense is included in selling, general and administrative expenses in the accompanying Statements of Operations. For the years ended December 31, 2023 and 2022, depreciation expenses was $32,000 and $11,000, respectively. On April 1, 2022, the Company financed the purchase of equipment for $58,000 (see Note 6).

NOTE 5 – ACCRUED PAYROLL TO EXECUTIVES

Several executives, including the Company’s Chief Executive, Chief Technology, and Chief Financial Officer, elected to defer payment of their employment compensation. The amounts due were unsecured, non-interest bearing, and with no formal terms of repayment. The aggregate balance of the compensation owed to the senior executives was $1,095,000 as of December 31, 2022. During the year ended December 31, 2023, the Company paid compensation owed to the senior executives of $1,095,000, leaving no balance remaining at December 31, 2023.

NOTE 6 – EQUIPMENT PURCHASE OBLIGATION

On April 1, 2022, the Company entered into an equipment purchase obligation (“Obligation”) in the amount of $58,000. The Obligation bears no interest and requires twelve equal monthly payments of approximately $5,000. At the completion of the twelve-monthly payments, equipment title transfers to the Company. The balance remaining was $15,000 at December 31, 2022. During the year ended December 31, 2023, the Company paid $15,000, leaving no balance remaining at December 31, 2023.

NOTE 7 – SOFTWARE LICENSING OBLIGATION

In October 2023, the Company entered into a software licensing agreement with Oracle America, Inc (“Oracle”) for its NetSuite Enterprise Resource Planning (ERP) software. The Company agreed to license NetSuite for thirty-six (36) months and utilize Oracle’s professional services to assist in the implementation of NetSuite. The cost of the license fee was $102,000 and professional services were fixed at $34,000, for an aggregate cost of $136,000. Per the payment terms, no payments were due during the first six months, and thirty monthly payments of $4,513 are due from April 1, 2024 through September 1, 2026.

The Company recorded the $136,000 cost as a deferred software licensing asset and liability on the accompanying Balance Sheet. The deferred software licensing asset is being amortized over the license period. The Company recorded amortization expense of $26,000 during the year ended December 31, 2023, resulting in a deferred software licensing balance of $110,000 at December 31, 2023.

During the year ended December 31, 2023, the Company made no payments, leaving a software license obligation balance was $136,000, of which the current portion was $41,000, leaving a long-term software license obligation of $95,000 at December 31, 2023.

Future payments under the software license obligation are as follows:

Years Ending December 31,	Amount
2024	$41,000
2025	54,000
2026	41,000
Total payments	136,000
Less: Current portion	(41,000)
Non-current portion	$95,000

NOTE 8 – RELATED PARTY LOANS

Related party loans consist of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Line of credit to related party – Akinobu Yorihiro (a)	$-	$67,000
Line of credit to related party – Tim Triplett (b)	-	76,000
Line of credit to related party – GML Holdings (c)	-	151,000
Line of credit to related party – NXV (d)	-	19,000
Secured promissory note to related party – Michael Keller (e)	-	224,000
Total	$-	$537,000

(a)	On April 1, 2019, the Company entered into a Line of Credit Agreement with Akinobu Yorihiro. Akinobu Yorihiro is a co-founder, Director, Chief Technology Officer, and Chief Legal Officer of the Company. The agreement established a revolving line of credit in the amount of up to $100,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $67,000. During the year ended December 31, 2023, the Company added a nominal amount of interest and paid the outstanding principal and accrued interest of $67,000, leaving no balance remaining at December 31, 2023.

(b)	On April 1, 2019, the Company entered into a Line of Credit Agreement with Tim Triplett. Tim Triplett is co-founder, and former Director, President and Chief Executive Officer of the Company. The agreement established a revolving line of credit in the amount of up to $100,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $76,000. On August 10, 2023, the Company entered into an additional loan agreement for $20,000. The loan bears 10% fixed interest and is payable in one lump sum payment on August 30, 2023, or any other later date as may be mutually agreed in writing by the Company and Mr. Triplett. During the year ended December 31, 2023, the Company added $3,000 of additional accrued interest and paid the outstanding principal and accrued interest of $99,000, leaving no balance remaining at December 31, 2023.

(c)	On August 1, 2018, the Company entered into a Line of Credit Agreement with GML Holdings. GML Holdings is owned by Akinobu Yorihiro, co-founder, Director, Chief Technology Officer, and Chief Legal Officer of the Company. The agreement established a revolving line of credit in the amount of up to $250,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $151,000. During the year ended December 31, 2023, the Company added $2,000 of additional accrued interest and paid the outstanding principal and accrued interest of $153,000, leaving no balance remaining at December 31, 2023.

(d)	On March 1, 2018, the Company entered into a Line of Credit Agreement with NXV. NXV is owned by Akinobu Yorihiro, co-founder, Director and Chief Technology Officer, and Chief Legal Officer of the Company, and Tim Triplett, co-founder, and former Director, President and Chief Executive Officer of the Company. The agreement established a revolving line of credit in the amount of up to $40,000. Advances under this line of credit bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $19,000. During the year ended December 31, 2023, the Company added a nominal amount of interest and paid the outstanding principal and accrued interest of $19,000, leaving no balance remaining at December 31, 2023.

(e)	On May 23, 2022, the Company entered into a secured promissory note (“Note”) with Michael Keller, the Company’s former Chief Financial Officer, in the principal amount of $200,000, which bears interest at the rate of twenty (20) percent per annum. The full balance of the Note, including accrued interest, is due and payable in one lump sum payment on the earlier to occur of: (a) the one year anniversary of the Note or (b) 15th day following the receipt by the Company of the proceeds from the anticipated initial public offering of the Company’s common stock. The Note is secured by all inventory of the Company, which shall transfer to the possession and ownership of the lender immediately if the Company defaults on its repayment obligations. At December 31, 2022, outstanding principal and accrued interest totaled $224,000. During the year ended December 31, 2023, the Company added $26,000 of additional accrued interest and paid the outstanding principal and accrued interest of $250,000, leaving no balance remaining at December 31, 2023.

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Note payable (a)	$-	$109,000
Note payable (b)	-	275,000
Note payable (c)	-	-
Note payable (d)	-	-
Total	$-	$384,000

(a)	On July 15, 2022, the Company entered into an unsecured promissory note (“Note”) with a private party (“Lender”), in the principal amount of $100,000, which bears interest at the rate of twenty (20) percent per annum. The full balance of the Note, including accrued interest, is due and payable in one lump sum payment on the earlier to occur of: (a) the one year anniversary of the Note or (b) 15th day following the receipt by the Company of the proceeds from the anticipated initial public offering of the Company’s common stock. The Note is secured by all inventory of the Company, which shall transfer to the possession and ownership of the lender immediately if the Company defaults on its repayment obligations. At December 31, 2022, outstanding principal and accrued interest totaled $109,000. The Note became past due on July 15, 2023. During the year ended December 31, 2023, the Company added $13,000 of additional accrued interest and paid the outstanding principal and accrued interest of $122,000, leaving no balance remaining at December 31, 2023.

(b)	On November 9, 2022, the Company entered into a promissory note (“Note”) for $250,000. The Company promises to pay to the order of Lender the sum of two hundred fifty thousand dollars ($250,000), together with a single payment of 10% of the total loan within 90 days of the loan, plus a 20% per annum on the balance if it is not paid within 90 days of the loan. The full balance of this Note is due and payable in one lump sum payment on the earlier to occur of: (a) 90 days from receipt of funds, (b) the one-year anniversary of this Note or (c) no more than 15 days following the receipt by Borrower of the proceeds from the anticipated initial public offering of Borrower’s common stock. Notwithstanding anything to the contrary herein and regardless of when the Note is repaid in full, the minimum interest payment due to Lender shall be $25,000. At December 31, 2022, outstanding principal and accrued interest totaled $275,000. During the year ended December 31, 2023, the Company added $26,000 of additional accrued interest and paid the outstanding principal and accrued interest of $301,000, leaving no balance remaining at December 31, 2023.

(c)	On July 11, 2023, the Company received a loan of $11,000 from a third party, which bears no interest and is due on demand. During the year ended December 31, 2023, the Company paid the outstanding principal of $11,000, leaving no remaining balance at December 31, 2023.

(d)	On August 8, 2023, the Company entered into a loan agreement for $58,000 with a third party, which included $8,000 of interest and fees. The total loan proceeds received by the Company were $50,000. The loan bears 10% interest and is due and payable on September 8, 2023. On August 29, 2023, the Company paid the outstanding principal and accrued interest of $58,000, leaving no balance remaining at December 31, 2023.

NOTE 10 – LEASE LIABILITIES

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

On April 1, 2022, the Company entered a facility lease for a 4,000 square foot facility in St. Joseph, Missouri, to expand its manufacturing business to include advanced premium golf shafts. The lease is for 24-months, and the monthly rent is approximately $1,500. On January 1, 2023, the Company amended its lease by adding an additional 5,000 square feet and extending the lease term to December 2024. The amended lease is for 24-months from January 1, 2023, and the monthly rent is approximately $3,000. On December 14, 2023, the Company again amended its lease by extending the lease term to December 2025 with the monthly rent remaining unchanged.

The Company’s ROU asset balance was $22,000 as of December 31, 2022. During the year ended December 31, 2023, the Company added $73,000 of ROU assets related to the amended lease discussed above and recorded a reduction of ROU assets of $30,000 related to its leases, resulting in an ROU asset balance of $65,000 as of December 31, 2023.

The Company’s lease liability balance was $23,000 as of December 31, 2022. During the year ended December 31, 2023, the Company recorded a lease liability of $73,000 related the amended lease discussed above and made payments of $31,000 against its operating lease liability, resulting in a lease liability of $65,000, of which the current portion of lease liability was $31,000, leaving a long-term lease liabilities balance of $34,000.

During the years ended December 31, 2023 and 2022, lease costs totaled approximately $84,000 and $67,000, respectively.

As of December 31, 2023, the weighted average remaining lease terms for operating lease is 2.0 years, and the weighted average discount rate for operating lease is 10.00%.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2024	$36,000
2025	36,000
Total payments	72,000
Less: Amount representing interest	(7,000)
Present value of net minimum lease payments	65,000
Less: Current portion	(31,000)
Non-current portion	$34,000

NOTE 11 – SECURITIES PURCHASE AGREEMENT SUBJECT TO REDEMPTION

On January 30, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with Speicher Limited (“Investor”) to which the Investor agreed to purchase 561,375 shares of the Company’s common stock in a private placement. The purchase price per share of common stock was $1.07, and the net proceeds to the Company was $600,000. The net proceeds are to pay for expenses associated with the Company’s planned Initial Public Offering the (“Listing”). The receipt of SPA proceeds of $600,000 was scheduled as follows: (i) $250,000 on completion of tasks defined in the SPA, (ii) $250,000 on or before submission of a Form S-1 in relation to the Company’s Listing; and (iii) $100,000 before Listing or as and when requested by the Company to pay for professional fees and expenses in connection with the listing after the submission of Form S-1. During the year ended December 31, 2022, the Company issued 561,375 shares of the Company’s common stock and received partial proceeds of $420,000, of which $24,000 remained in an escrow account as of December 31, 2022. The remaining balance to be disbursed to the Company was $180,000 as of December 31, 2022. During the year December 31, 2023, the Company received the remaining proceeds of $180,000.

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

The right of the Investor to require the repurchase of its shares was extinguished as a result of the listing of the Company’s shares on the Nasdaq Stock Market on August 15, 2023. As such, 561,375 shares of common stock were reclassified as outstanding, and the $600,000 cash received was reclassified to additional paid in capital in the accompanying Balance Sheets at December 31, 2023.

NOTE 12 – STOCKHOLDERS’ DEFICIT

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

In accordance with a Plan of Conversion agreed to by each investor on March 18, 2022, The Company’s convertible debt obligations of $1,050,000 were converted into 1,517,865 shares of the Company’s common stock, with a fair value of $1,624,000. The difference between the fair value of the common stock and the convertible debt obligation was $574,000, which was recorded as a loss on extinguishment of debt in the accompanying Statements of Operations during the year ended December 31, 2022.

Common Stock Issued for Services

On March 6, 2023, the Company entered into a Management Services Agreement (“MSA”) with Steve Handy to serve in the role as the Company’s Chief Financial Officer. As part of the MSA, the Company issued Mr. Handy 50,000 shares of restricted common stock with immediate vesting, which the Company determined had a fair value of $225,000, or $4.50 per share. The fair value of $225,000 was recorded as a component of selling, general, and administrative expenses on the Statements of Operations during the year ended December 31, 2023.

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

Equity Incentive Plans

Summary of Options

A summary of stock options for the year ended December 31, 2023 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance outstanding, December 31, 2021	-	$-
Options granted	2,220,835	1.00
Balance outstanding, December 31, 2022	2,220,835	$1.00
Options granted	1,168,000	0.83
Options forfeited	(827,232)	1.00
Balance outstanding, December 31, 2023	2,561,603	$1.01
Balance exercisable, December 31, 2023	1,388,589	$1.00

Information relating to outstanding options at December 31, 2023, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise Price		Life	Average		Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$0.67	208,000	6.99	$0.672	-	$0.67
$0.69	530,000	4.91	0.689	6,389	0.69
$1.00	1,393,603	3.09	1.00	1,282,200	1.00
$1.07	430,000	4.61	1.07	100,000	$1.07
	2,561,603	4.26	$1.01	1,388,589	$1.00

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

On November 27, 2023, the Company entered into an employment agreement with Scott White to serve in the role as the Company’s Chief Operating Officer. The Company granted Mr. White options to purchase 300,000 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $0.69 per common share, with 25 percent vesting after the first twelve months, with the remaining seventy-five (75) percent vesting monthly over the next twenty-four (24) month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $147,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $0.69 per share, the expected term of four years, volatility of 100%, dividend rate of 0%, and risk-free interest rate of 4.49%.

From October 2023 to December 2023, Mr. Campbell assumed additional responsibilities as Chairman of the Board due to the Company’s CEO leave of absence related to a family health matter. For the assumption of additional responsibilities, the Board agreed to compensate Mr. Campbell $10,000 per month. In addition, n November 27, 2023, the Company’s Board of Directors granted Mr. Campbell options to purchase 230,000 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $0.69 per common share, vesting for a thirty-six (36) month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $113,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $0.69 per share, the expected term of four years, volatility of 100%, dividend rate of 0%, and risk-free interest rate of 4.49%.

On December 22, 2023, the Company’s Board of Directors granted themselves aggregate options to purchase 208,000 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $0.69 per common share, vesting for a thirty-six (36) month period, and an expiration period of seven years. The grant of options was for board service for the years ended 2023 and 2024. The total fair value of these options at grant date was approximately $115,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $0.69 per share, the expected term of five years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 3.87%.

During the years ended December 31, 2023 and 2022, the Company recognized approximately $443,000 and $1,383,000 of compensation expense, respectively, relating to vested stock options. As of December 31, 2023, the aggregate amount of unvested compensation related to stock options was approximately $873,000 which will be recognized as an expense as the options vest in future periods through December 2026.

As of December 31, 2023, the outstanding and exercisable options had no intrinsic value. The aggregate intrinsic value was calculated as the difference between the estimated market value of $0.67 per share as of December 31, 2023, and the exercise price of the outstanding options.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

On August 12, 2023, the Company entered a non-binding letter of intent with Greater Asia Golf Promotions Limited as its non-exclusive distributor of the Company’s products in the territory of Asia excluding Japan and Korea for a one-year term. The Company plans to spend up to $2,500,000 to fund joint marketing expenses. On August 31, 2023, the Company transferred $500,000 to an escrow account as a good faith deposit pending the negotiation and execution of a distribution agreement, which is ongoing. The payment of $500,000 is reflected as a marketing expense, a component of selling, general and administration expense, in the accompanying statements of operations,

NOTE 14 – INCOME TAXES

Effective March 18, 2022, the Company converted from a limited liability company (LLC) to a C Corporation. The Company, as an LLC throughout the year ended December 31, 2021, allocated the Company’s taxable income or loss to members in accordance with the operating agreement. Therefore, no provision for income taxes has been included in the financial statements. As of December 31, 2021, the unrecognized tax benefit accrual was zero. The Company will recognize future accrued interest and penalties related to unrecognized tax benefits in income tax expense if incurred.

As a C Corporation effective March 18, 2022, the Company uses an asset and liability approach for accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense.

At December 31, 2023, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $5,437,000 for Federal and state purposes. The carryforwards expire in various amounts through 2043. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

The Company has adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2023 and 2022, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2023, and 2022, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2020 through 2023 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2023	December 31, 2022
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Change in valuation allowance	27.00%	27.00%

Income taxes at effective tax rate	-%	-%

The components of deferred taxes consist of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Net operating loss carryforwards	$1,468,000	$400,000
Less: Valuation allowance	(1,468,000)	(400,000)

Net deferred tax assets	$-	$-

NOTE 15 – SUBSEQUENT EVENTS

On January 1, 2024, the Company’s Board of Directors appointed Jane Casanta to the Company’s Board of Directors. The Board granted Ms. Casanta options to purchase 40,000 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $0.69 per common share, vesting for a thirty-six (36) month period, and an expiration period of seven years. The grant of options was for board service to be rendered for the year ended December 31, 2024. The total fair value of these options at grant date was approximately $22,145, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $0.69 per share, the expected term of five years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 3.87%.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer and the oversight of our audit committee, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023. In assessing the effectiveness of our internal control over financial reporting, our management used the framework established in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, our management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report does not contain an attestation report of our independent registered public accounting firm related to internal control over financial reporting because the rules for smaller reporting companies provide an exemption from the attestation requirement.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and, therefore, can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Item 9B. Other Information

(a)	None.
(b)	In the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-rule 10b5-1 trading arrangement for the purchase or sale of our securities within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

General

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of the date of this annual report:

Name	Age	Position
Dr. Greg Campbell	61	Executive Chairman

Jane Casanta	58	Director – Independent

Brett Hoge	46	Director – Independent

Dottie Pepper	61	Director – Independent

Akinobu Yorihiro	54	Chief Technology Officer, Director

Steve Handy	56	Chief Financial Officer

Scott White	60	Chief Operating Officer

Dr. Greg Campbell, Executive Chairman

Effective January 2, 2024, Greg Campbell was appointed as Executive Chairman of SPG. Prior to that appointment, Mr. Campbell served as Chairman since November 2018. He is currently also Chief Executive Officer at V-Grid Energy Systems, Inc., a California-based start-up focusing on converting agricultural waste into renewable electricity and valuable bio-carbon. With V-Grid, Campbell has helped deliver breakthrough technology that reimagines what it means to be environmentally conscious, pushing boundaries towards carbon negative operations and fighting soil degradation. Having received his Doctor of Philosophy, Electrical and Electronics Engineering from the University of California Los Angeles and BA/MA in Engineering from Cambridge University, Campbell’s nearly 40-year career spans new and emerging technologies, product development, and philanthropy. He has successfully taken two companies public. He also served as SVP&GM for Lam Research where he managed a $1.2 billion P&L.

Jane Casanta, Director

Jane Casanta has been a member of our Board of Directors since January 2024. Jane Casanta brings a rich background in the golf industry to Sacks Parente Golf, having served in various marketing and product development roles at the Acushnet Company for 26 years, including as Director of Marketing for Titleist Gloves and Accessories worldwide. Her accomplishments during this time include doubling international sales, increasing domestic gear sales by 100%, and achieving a 15-point increase in Titleist golf bag industry share.

Brett Hoge, Director

Brett Hoge has been a member of our Board of Directors since March of 2022 and a Financial Advisor with Truist Investment Services, Inc. since 2008. Brett’s deep understanding of investments, and capital management earned him a position in the Top 400 Financial Advisors by the Financial Times in 2017, 2018, 2020 and he was also recognized for Best-In-State Wealth Advisors by Forbes in 2022. Brett earned his bachelor’s degree in business administration with majors in finance and insurance, from Appalachian State University in 1999. He is a passionate community volunteer and mentor, Brett received the 2007 Forsyth County United Way Volunteer of the Year Award, the Investment News Community Leadership Award, and is a past president of Big Brothers Big Sisters of Forsyth, Davie and Yadkin counties. He is also an active board member of the Clemmons Community Foundation Investment Committee, the Centers of Aging and Rehabilitation of Florida, Inc., and JDRF Piedmont Triad Chapter.

Dottie Pepper, Director

Dottie Pepper has been a member of our Board of Directors since April of 2022, and is a 17-time winner on the LPGA tour, including two major championships. She served 3 years as an Independent Director on the PGA of America Board of Directors. Dottie was the 2016 William D. Richardson Award winner, given by the Golf Writers Association of America for continuing contributions to golf and she was also the 2021 Gold Tee winner, given by the Metropolitan Golf Writers Association for career achievements that exemplify the best spirit and traditions of the sport of golf. Dottie also won on the JLPGA Tour and represented the U.S. 6 times in the Solheim Cup. She played the LPGA Tour from 1988 until her retirement in 2004 when she began a career in television. Dottie has covered nearly every major in men’s and women’s golf and has also covered every major international amateur golf competition. She was the first woman to announce live golf at The Masters beginning in 2016 and in 2020 became the first walking reporter to cover that same event. She is currently the lead walking reporter for CBS Sports’ coverage of the PGA Tour, PGA Championship and Masters. She is also the author of the recently released book and audiobook, “Letters to a Future Champion: My Time with Mr. Pulver.”

Akinobu Yorihiro, Director, Chief Technology Officer

Akinobu Yorihiro, one of our co-founders, is a Director and Chief Technology Officer, and Chief Legal Officer, he has served in such capacities since March 2018. Mr. Yorihiro also served as our Chief Financial Officer from March 2018-February 2022. Mr. Yorihiro has served as Chairman of the Board for Nippon Xport Ventures, Inc. since 2017. Mr. Yorihiro served as Chief Executive Officer of Yoshimoto Entertainment USA, the U.S. Subsidiary of Yoshimoto Kogyo of Japan, and the Chief Executive Officer of Bellrock Media, a digital media company backed by Dentsu, NTT Docomo and Yoshimoto Entertainment, from 2006-2017. He was a Corporate M&A Partner of Bingham McCutchen LLP, a large national U.S. law firm, where he specialized in cross-border transactions, representing Japanese and U.S. clients across a wide range of industries including manufacturing, pharmaceutical, technology, banking, sports and entertainment, from 1993–2006. Bilingual and Bicultural in Japanese, he earned his B.A. in Economics and Mathematics from Claremont McKenna College and J.D. from Georgetown University Law Center.

Steve Handy, Chief Financial Officer

Steve Handy joined the Company on March 6, 2023 as our Chief Financial Officer. Mr. Handy previously served as the Chief Financial Officer and Director of Operations of Opti-Harvest, Inc., an agriculture innovation company. He has held such position since May 2021 to March 2023. Mr. Handy is the founder of GoCompliance, LLC, providing senior financial and executive advisory services to private and publicly traded companies. Mr. Handy previously served as Chief Financial Officer of Tix Corporation, a former publicly traded entertainment ticketing company, from March 2010 to October 2017, and on an outsourced basis, from November 2017 to May 2021. Prior to 2010, Mr. Handy held positions of increasing responsibility, including Senior Vice President, Chief Financial Officer and Corporate Secretary of SM&A (2002-2007), a former publicly traded professional services firm. In addition, Mr. Handy previously held various management roles in high technology manufacturing and service companies, including working in Europe for Dot Hill Systems (1991-1997), a technology manufacturer. Mr. Handy also served as Senior Auditor for Deloitte & Touche LLP. Mr. Handy graduated from California State University, San Marcos with a Bachelor of Science in Management, and is a Certified Public Accountant in California.

Scott White, Chief Operating Officer

Scott White joined the Company on October 9, 2023 as our Chief Operating Officer. Prior to joining the Company, commencing in 2016, Mr. White was President and Chief Executive Officer of Ben Hogan Golf Equipment Company. Prior to that, Mr. White held key positions at other notable brands including Callaway Golf, TaylorMade Golf Company and True Temper Sports.

Founders

The Company was founded by four individuals, Steve Sacks, Richard Parente, Tim Triplett and Akinobu Yorihiro. The biographical summaries for Sacks, Parente, and Triplett are as follows. Please refer to the Management section for the biographical information for Yorihiro.

Steve Sacks – Co-Founder

Steve Sacks has been in the golf industry since 1974. In the last 40 plus years he has been a pioneer in golf marketing and manufacturing. In this period, Sacks was one of the first to import stainless steel golf club castings for such retailers as Walmart, Kmart, Buyers Association of Golf, National Golf Buyers Association, and OEM’s such as Yamaha Golf and Daiwa Golf.

He has done extensive research in the use and effectiveness of alternative materials for golf club manufacture and in golf club design. He was present when the first metal woods were cast and worked closely with the foundry in developing casting and finishing technology of the first metal woods. He was one of the first to experiment with ceramics, titanium alloys and was also one of the first to use dissimilar materials to achieve weight objectives and increase the Moment of Inertia (MOI) in golf clubs and putters.

In 1993, Sacks co-founded Goldwin Golf. While at Goldwin, he oversaw the complete marketing effort that included public relations, advertising development, advertising placement and all Point Of Purchase materials.

In 1996, he joined Carbite Golf. At Carbite he was heavily involved in direct response sales, infomercials, direct mail and wholesale sales. He developed the wholesale sales and marketing campaigns that launched 4 successful infomercial products to retail, the Viper Bite wedge, the Polar Balanced putter, the Polar Balanced wedge and the Gyro 7 utility club. While at Carbite he also successfully re-introduced what had been an aging and somewhat dated brand, Daiwa, into the U.S. market.

Sacks is known throughout the industry for his knowledge, work ethic, ingenuity, and integrity. He has founded, consulted, designed or work for all of these entities over the course of his lifetime in golf: Aserta Sports, Bridgestone Golf, Carbite Golf, Daiwa Golf, Goldwin Golf, Golf Headquarters, Golf Technology Systems, Rife Putters, Yamaha Golf.

Richard Parente – Co-Founder

During the past five decades Parente has been an industry leader with design innovations that have changed the way golf clubs are designed and manufactured. In 1980, he co-founded Hickory Stick, which was renamed Callaway Golf in 1982 and was the first President of Callaway. During his Callaway Golf tenure, he co-invented and patented the short hosel design (s2h2) on which the entire Callaway club line was based. He also designed the first of many of the oversize drivers and irons that are popular today. Parente was the first to apply numerically computer controlled (CNC) methods to full production of milled putters, creating a new industry within an industry. His methods were a major golf industry breakthrough, offering manufacturers the ability to mass-produce putters in a milled form, without the one-of-a-kind price.

In 1993, Parente began a venture as co-owner and President of Goldwin Golf, a fast-growing company reaching more than $35 million dollars in sales in 1997. He started Goldwin Golf by applying the milled process in manufacturing metal woods, an industry first and a break-through in driver technology. He co-invented the patented AVDP System for metal woods and irons, a radical but innovative system shifting weight and balance toward the head of the club.

Parente’s design expertise comes from his origins in the golf industry. He was a 20-year PGA club professional, which allowed him to see the other side of the counter. The time he spent with golfers led to an understanding of the tastes of the playing public. Through his designs he has applied this knowledge to make the best products available. His emphasis has been on embracing the latest in technology to determine its advantages for golf. He also founded Golf Laboratories, an independent testing company, which uses advanced robotics for research and development.

His club design work always incorporates both robotic and player testing during the R&D phase. This has given him an advantage in designing products technically superior to competitive products.

Among the breakthrough products designed or co-designed by Rich Parente are:

●	Callaway S2H2 system

●	CNC milled putters

●	CNC milled metal woods

●	Third wedge and three wedge sets

●	Over 30 Utility Patents

Timothy L. Triplett – Co-Founder

Timothy L. Triplett was a Director, and the President and Chief Executive Officer of the Company from our founding in March 2018 to December 2023. Mr. Triplett served as Chief Executive Officer of Nippon Xport Ventures, Inc., our largest stockholder, from 2017-2022 where he continues to serve as a director. Before joining NXV Mr. Triplett was the co-founder, President and Chief Executive Officer of Brass Ring Spirit Brands from 2014-2017. In 2009 he founded Smart Real Estate Investments, Inc. and served as CEO until 2014. Mr. Triplett served as Chairman of the Board of Go Green Technologies, Inc. 2007-2010, and Executive Vice President & General Manager of NASDAQ listed (MFLO) Moldflow Corporation, (acquired by AutoDesk) from 2004-2006. He was the founder of American MSI Corporation, serving as the Chairman, President and Chief Executive Officer from 1984-2004 and was named Entrepreneur of the Year in 1994, for high technology manufacturing, by Inc. Magazine, Merrill Lynch, and Ernst & Young. He is also in the Ernst & Young, Entrepreneur of the Year, Hall of Fame. He attended Western Carolina University from 1974-1979, majoring in Industrial Technology & Manufacturing.

Legal Proceedings

There are no legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

Director Terms; Qualifications

Members of our board of directors are elected for a three term and remain until their successors have been duly elected.

When considering whether directors and nominees have the experience, qualifications, attributes and skills to enable the Board of Directors to satisfy its oversight responsibilities effectively in light of the Company’s business and structure, the Board focuses primarily on the person’s experience, their transactional knowledge, industry knowledge and other background, in addition to any unique skills or attributes associated with being a Director.

Family Relationships

None.

Board of Directors and Corporate Governance

Our Board of Directors consists of (5) five members, three independent and two internal.

Board Committees

Our Board of Directors has appointed an audit committee, governance committee and compensation committee.

Audit Committee

The audit committee is responsible for overseeing: (i) our accounting and reporting practices and compliance with legal and regulatory requirements regarding such accounting and reporting practices; (ii) the quality and integrity of our financial statements; (iii) our internal control and compliance programs; (iv) our independent auditors’ qualifications and independence and (v) the performance of our independent auditors and our internal audit function. In so doing, the audit committee maintains free and open means of communication between our directors, internal auditors and management.

The Audit Committee consists of Independent Directors Jane Casanta, Brett Hoge, and Dottie Pepper, with Brett Hoge acting as Committee Chair and the Audit Committee financial expert.

Compensation Committee

The compensation committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The compensation committee makes recommendations to our Board of Directors in connection with such compensation and performance plans.

The Compensation Committee consists of Independent Directors Jane Casanta, Brett Hoge, and Dottie Pepper, with Jane Casanta acting as Committee Chair.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for (i) recommending for the Board’s selection the director nominees for each annual meeting of stockholders and candidates to fill any vacancies on the Board ; (ii) developing and recommending to our Board a set of corporate governance guidelines and ,if necessary or appropriate, periodically recommending modifications to such guidelines; and (iii) overseeing evaluations of the Board and its committees.

While we do not have a formal policy regarding board diversity, our Nominating and Corporate Governance Committee and board of directors will consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity (not limited to race, gender or national origin). Our Nomination and Corporate Governance Committee’s and board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape and professional and personal experience and expertise relevant to our growth strategy.

The Nominating and Corporate Governance Committee consists of Independent Directors Jane Casanta, Brett Hoge, and Dottie Pepper, with Dottie Pepper acting as Committee Chair.

Code of Ethic

The Company adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that that establishes, among other things, procedures for handling actual or apparent conflicts of interest. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Sacks Parente Golf, Inc., 551 Calle San Pablo, Camarillo, CA 93012.

Indemnification Agreements

We have entered into indemnification agreements for our directors and executive officers (“Indemnification Agreement”). The Indemnification Agreement provides for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The Indemnification Agreement also provides for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The Indemnification Agreement sets forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that will apply to any dispute between us and an indemnitee arising under the Indemnification Agreement.

Compliance with Section 16a of the Securities Exchange Act of 1934, as Amended

Section 16a of the Securities Exchange of 1934, as Amended, requires the Company’s directors and executive officers an persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the SEC concerning their holdings of, and transactions in, securities of the Company.

To the Company’s knowledge, based solely on its review of the copies of the Section 16a reports furnished to the Company in any written representations to the Company, that no other reports were required, the Company believes that all individual filing requirements applicable to a director, officer, or beneficial owner of more than 10% of the Company’s common stock were complied with under Section 16a of the Exchange Act during the year ended December 31, 2023, except as follows: Scott White was late in filing his Form 4 in connection with his appointment as Chief Operating Officer.

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the years indicated, by our named executive officers:

Name and Principal Position	Fiscal Year Ended	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	All other compensation ($)	Total ($)
Timothy Triplett – Chief Executive Officer(1)	2023	$215,000	-	-	-	-	$215,000
	2022	$200,000	-	-	593,697	-	$793,697
	2021	$60,000	-	-	-	-	$60,000

Steve Handy – Chief Financing Officer(2)	2023	$192,404	-	225,000	753,271	-	$1,170,675

Scott White – Chief Operating Officer(3)	2023	$38,462	-	-	146,910	-	$185,372

Akinobu Yorihiro – Chief Technology Officer	2023	$200,000	-	-	-	-	$200,000
	2022	$200,000	-	-	593,697	-	$793,697
	2021	$60,000	-	-	-	-	$60,000

(1)	Mr. Triplett resigned as the Company’s Chief Executive Officer and as a member of the Board of Directors on December 31, 2023.
(2)	On March 6, 2023, the Company entered into a Management Services Agreement (“MSA”) with Steve Handy to serve in the role as the Company’s Chief Financial Officer. The term of the MSA was for a six-month period. Per the terms of the MSA, the Company paid Mr. Handy $22,000 in cash per month, issued 50,000 shares of restricted common stock with immediate vesting, which the Company determined had a fair value of $225,000, or $4.50 per share, and granted Mr. Handy a stock option to purchase 70,000 shares of the Company’s Common Stock at an exercise price of $1.07 per share. At the conclusion of the MSA, on September 7, 2023, the Company entered into an employment agreement with Mr. Handy to serve as the Company’s Chief Financial Officer. Per the terms of the employment agreement, Mr. Handy was granted a stock option to purchase 360,000 shares of the Company’s Common Stock at an exercise price of $1.07 per share. The aggregate fair value of the stock options granted in 2023 totaled $753,271.
(3)	Mr. White, effective October 9, 2023, was hired by the Company as its Chief Operating Officer. Mr. White was granted a stock option to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $0.69 per share. The fair value of the stock options granted in 2023 totaled $146,910.

Employment Agreements

Steve Handy

Effective September 7, 2023, the Company entered into an Employment Agreement with Steve Handy, the Company’s Chief Financial Officer. Under the Employment Agreement, Mr. Handy will continue to serve as Chief Financial Officer, and the term of his employment will be for a three-year period. Mr. Handy will be paid a base salary of $225,000 per annum. The Company’s Board of Directors granted Mr. Handy stock options to purchase 360,000 shares of the Company’s Common Stock at an exercise price of $1.07 per share. The options vest over a three-year period vesting 1/36th of the total number of shares at the end of each month.

Scott White

Effective October 9,2023, the Company entered into an Employment Agreement with Scott White, the Company’s Chief Operating Officer. Under the terms of an offer letter, Mr. White will receive a base salary of $200,000 per year and will be eligible for discretionary bonuses to be determined by the Company beginning with fiscal year 2024. The Company’s Board of Directors granted Mr. White stock options to purchase 300,000 shares of the Company’s Common Stock at an exercise price of $0.69 per share. The options vest over a three-year period under which 1/3 of the total number of shares will vest 12 months after the commencement date and 1/36 of the total number of shares will vest at the end of each month thereafter.

Change-in-Control Provisions

General Policy

It is our general policy that awards that vest over a term greater than one-year include provisions for acceleration upon a change-in-control.

Equity Compensation Plans

On March 18, 2022, the Company’s Board of Directors adopted the Company’s 2022 Equity Incentive Plan (the “Plan”) for its officers, employees, non-employee members of the Board of Directors, and consultants of the Company. The Plan authorized the granting of not more than 2,700,000 million restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock.

On October 13, 2023, our Board of Directors adopted and, on November 4, 2023, our stockholders approved an amendment to the Plan to increase the aggregate number of shares of our common stock issued, or to be issuable, under the Plan to 3,750,000 shares, including those previously issued or subject to outstanding awards under the Plan.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2023:

Name and Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Steve Handy (Chief Financial Officer)	70,000	-	-	$1.07	3/6/2028
	30,000	330,000	330,000	$1.07	9/7/2028

Scott White (Chief Operating Officer)	-	300,000	300,000	$1.60	11/27/2028

Director Compensation

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the fiscal year ended December 31, 2023.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Greg Campbell (1)(2)	92,500	0	139,206	0	0	0	231,706
Brett Hoge (2)	43,750	0	44,292	0	0	0	88,042
Dottie Pepper (2)	43,750	0	44,292	0	0	0	88,042

(1)	From October 2023 to December 2023, Mr. Campbell assumed additional responsibilities as Chairman of the Board due to our CEO’s leave of absence related to a family health matter. For the assumption of additional responsibilities, the Board agreed to compensate Mr. Campbell $10,000 per month, and granted Mr. Campbell a stock option to purchase 230,000 shares of the Company’s Common Stock at an exercise price of $0.69 per share, for an estimated fair value of $112,631. Effective January 2, 2024, Mr. Campbell was appointed Executive Chairman.
(2)	On December 22, 2023, the Board granted Mr. Campbell 48,000 stock options with a fair value of $26,575 for his 2023 board service. Mr. Hoge and Ms. Pepper each received 80,000 stock options, with a fair value of $44,292 for calendar year 2023 and 2024 board service.

The Board adopted a Director Compensation Policy (the “Director Compensation Policy”) as set forth below.

This policy sets forth compensation payable to each non-employee member of the Board.

Non-employee members of the Board of Company shall be eligible to receive cash and equity compensation as set forth in this Director Compensation Policy. The cash compensation and stock awards described in this Director Compensation Policy shall be paid or be made, as applicable, automatically and without further action of the Board, to each member of the Board who is not an employee of the Company or any parent or subsidiary of the Company (each, an “Independent Director”) who may be eligible to receive such cash compensation or stock awards, unless such Independent Director declines the receipt of such cash compensation or stock awards by written notice to the Chairman of the Board.

This Director Compensation Policy shall remain in effect until it is revised or rescinded by further action of the Board. The terms and conditions of this Director Compensation Policy shall supersede any prior cash or equity compensation arrangements between the Company and its directors.

Cash Compensation

Annual Board Member retainer: $ 20,000

Annual retainer for the Chairman: $ 5,000

Annual Committee Chair Retainer: $ 5,000

●	Audit Committee: $5,000
●	Nominating and Corporate Governance Committee: $5,000
●	Compensation Committee: $5,000

All cash compensation is earned on a fiscal year basis, divided equally and paid, at the end of each quarter. Directors who commence service mid-quarter or who terminate service mid-quarter will receive pro-rated retainers to be paid at the end of the applicable quarter.

Equity Compensation

Each Independent Director will receive stock options to acquire 40,000 shares of common stock of the Company, when the appointment becomes effective. The Chairman will receive stock options to purchase an additional 24,000 shares of common stock of the Company, when the appointment becomes effective. Options granted to Independent Directors will (i) vest quarterly over a three-year period, and (ii) have an exercise period which is the shorter of (a) seven years from the grant date or (b) two years from the date of separation, so long as the individual remains an Independent Director in good standing.

If a director is appointed at a time other than the annual stockholders meeting, the number of options and vesting schedule will be pro-rated based upon the amount of time that has elapsed since the Company’s most recent annual meeting.

Expense Reimbursement

Each of the non-employee directors will be entitled to receive reimbursement for reasonable expenses which they properly incur in connection with their functions and duties as a director, including travel expenses incurred to attend meetings. Directors are required to follow the same travel policies as the employees of the Company.

Amendments, Revision and Termination

This policy may be amended, revised or terminated by the Board at any time.

Compensation Clawback Policy

The Board of Directors believes that it is in the best interest of the Company and its stockholders to create and maintain a culture of that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The Board of Directors has therefore adopted a compensation recruitment policy, which provides for the recovery of erroneously awarded incentive compensation from the Company’s executive officers in the event of a triggering event, and which has been filed as an exhibit to this report.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as March 1, 2024 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors, executive officers and director nominees as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Percentage ownership of common stock is based on 14,595,870 shares of common stock outstanding as of March 1, 2024. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person currently owns or has the right to acquire within 60 days of the date of this prospectus. With respect to options and warrants, this would include options and warrants that are currently exercisable within 60 days. With respect to convertible securities, this would include securities that are currently convertible within 60 days.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Sacks Parente Golf, Inc., 551 Calle San Pablo, Camarillo, CA 93012.

Name of Beneficial Owner or Identity of Group	Shares		Percentage

5% or greater stockholders:

Nippon Xport Ventures, Inc.	7,253,236		49.69%

Timothy Triplett, former Chief Executive Officer and Director	7,253,236	(1)(3)	49.69%

Parcks Design LLC	917,075		6.28%

Executive Officers and Directors:

Akinobu Yorihiro, Chief Technology Officer and Director	8,060,468	(2)	51.42%

Steve Handy, Chief Financial Officer	190,000	(4)	1.21%

Scott White, Chief Operating Officer	-		-%

Greg Campbell, Director	152,649	(5)	0.97%

Jane Casanta, Director	4,444	(6)	0.03%

Brett Hoge, Director	284,289	(7)	1.81%

Dottie Pepper, Director	28,889	(8)	0.03%

Total Officers and Directors as a Group (7 persons)	8,720,870		55.64%

(1)	Mr. Triplett resigned as a Company director and Chief Executive Officer on December 31, 2023.

(2)	The shares consist of 7,253,236 shares owned by Nippon Xport Ventures, Inc., with respect to which Mr. Yorihiro is a 50% stockholder. Mr. Yorihiro and Mr. Triplett are deemed to share ownership of such shares. The shares also include options to purchase 807,232 shares all of which have vested.

(3)	The shares consist of 7,253,236 shares owned by Nippon Xport Ventures, Inc., with respect to which Mr. Triplett is a 50% stockholder. Mr. Yorihiro and Mr. Triplett are deemed to share ownership of such shares.

(4)	Includes 50,000 shares owned and vested options to purchase 140,000 shares.

(5)	Includes 83,371 shares owned and vested options to purchase 69,278 shares.

(6)	Includes vested options to purchase 4,444 shares.

(7)	Includes 255,400 shares owned and vested options to purchase 28,889 shares.

(8)	Includes vested options to purchase 28,889 shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except for employment arrangements which are described under “Executive Compensation,” and certain related party loans, which are described below, since January 1, 2023, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2023 and 2022, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

On March 6, 2023, the Company entered into a Management Services Agreement (“MSA”) with Steve Handy to serve in the role as the Company’s Chief Financial Officer. The MSA had an initial term of six months with cash compensation of $22,000 per month. As part of an agreement, the Company issued Mr. Handy 50,000 shares of restricted common stock with immediate vesting, which the Company determined had a fair value of $225,000, or $4.50 per share, and granted Mr. Handy options to purchase 70,000 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $1.07 per common share, vesting monthly over a six-month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $274,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $4.50 per share, based on the Company’s current public offering price, the expected term of three years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 4.61%. On September 7, 2023, Mr. Handy entered into an employment agreement with the Company.

On April 1, 2019, the Company entered into a Line of Credit Agreement with Akinobu Yorihiro. Akinobu Yorihiro is a co-founder, Director, Chief Technology Officer, and Chief Legal Officer of the Company. The agreement established a revolving line of credit in the amount of up to $100,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $67,000. During the year ended December 31, 2023, the Company added a nominal amount of interest and paid the outstanding principal and accrued interest of $67,000, leaving no balance remaining at December 31, 2023.

On April 1, 2019, the Company entered into a Line of Credit Agreement with Tim Triplett. Tim Triplett is co-founder, and former Director, President and Chief Executive Officer of the Company. The agreement established a revolving line of credit in the amount of up to $100,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $76,000. On August 10, 2023, the Company entered into an additional loan agreement for $20,000. The loan bears 10% fixed interest and is payable in one lump sum payment on August 30, 2023, or any other later date as may be mutually agreed in writing by the Company and Mr. Triplett. During the year ended December 31, 2023, the Company added $3,000 of additional accrued interest and paid the outstanding principal and accrued interest of $99,000, leaving no balance remaining at December 31, 2023.

On August 1, 2018, the Company entered into a Line of Credit Agreement with GML Holdings. GML Holdings is owned by Akinobu Yorihiro, co-founder, Director, Chief Technology Officer, and Chief Legal Officer of the Company. The agreement established a revolving line of credit in the amount of up to $250,000. Advances under this line of credit are unsecured and bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $151,000. During the year ended December 31, 2023, the Company added $2,000 of additional accrued interest and paid the outstanding principal and accrued interest of $153,000, leaving no balance remaining at December 31, 2023.

On March 1, 2018, the Company entered into a Line of Credit Agreement with NXV. NXV is owned by Akinobu Yorihiro, co-founder, Director and Chief Technology Officer, and Chief Legal Officer of the Company, and Tim Triplett, co-founder, and former Director, President and Chief Executive Officer of the Company. The agreement established a revolving line of credit in the amount of up to $40,000. Advances under this line of credit bear interest at the rate of 2.00 percent per annum. The Line of Credit Agreement shall become payable when the Company has sufficient cash to repay the loan, as determined in the sole discretion of the Company; provided, however, that the entire amount of the Loan shall become due and payable upon the earliest to occur of: the date the Company’s cash balance equals or exceeds $1,000,000; the Company’s insolvency; appointment of a receiver for all or a part of the Company’s assets; the assignment by the Company for the benefit of creditors; or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company. At December 31, 2022, outstanding principal and accrued interest totaled $19,000. During the year ended December 31, 2023, the Company added a nominal amount of interest and paid the outstanding principal and accrued interest of $19,000, leaving no balance remaining at December 31, 2023.

On May 23, 2022, the Company entered into a secured promissory note (“Note”) with Michael Keller, the Company’s former Chief Financial Officer, in the principal amount of $200,000, which bears interest at the rate of twenty (20) percent per annum. The full balance of the Note, including accrued interest, is due and payable in one lump sum payment on the earlier to occur of: (a) the one year anniversary of the Note or (b) 15th day following the receipt by the Company of the proceeds from the anticipated initial public offering of the Company’s common stock. The Note is secured by all inventory of the Company, which shall transfer to the possession and ownership of the lender immediately if the Company defaults on its repayment obligations. At December 31, 2022, outstanding principal and accrued interest totaled $224,000. During the year ended December 31, 2023, the Company added $26,000 of additional accrued interest and paid the outstanding principal and accrued interest of $250,000, leaving no balance remaining at December 31, 2023.

Review, Approval or Ratification of Transactions with Related Persons

Due to the small size of our Company, we do not at this time have a formal written policy regarding the review of related party transactions and rely on our full Board of Directors to review, approve or ratify such transactions and identify and prevent conflicts of interest. Our Board of Directors reviews any such transaction in light of the particular affiliation and interest of any involved director, officer or other employee or stockholder and, if applicable, any such person’s affiliates or immediate family members. Management aims to present transactions to our Board of Directors for approval before they are entered into or, if that is not possible, for ratification after the transaction has occurred. If our Board of Directors finds that a conflict of interest exists, then it will determine the appropriate action or remedial action, if any. Our Board of Directors approves or ratifies a transaction if it determines that the transaction is consistent with our best interests and the best interest of our stockholders.

Director Independence

At December 31, 2023, our Board of Directors consisted of four members, consisting of Greg Campbell, Brett Hoge, Dottie Pepper, and Akinobu Yorihiro. In January 2024, Jane Casanta was appointed to the Company’s Board of Directors. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that Ms. Pepper, Ms. Casanta and Mr. Hoge qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a) (2).

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2023 and 2022.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2023 and 2022:

	2023	2022

Audit Fees	$88,000	$205,000
Audit-Related Fees		-
Tax Fees	8,000	39,000
All Other Fees	6,000	9,000
Total	$102,000	$253,000

As defined by the SEC, (i) “audit fees” are fees for professional services rendered by our principal accountant for the audit of our annual financial statements and review of financial statements included in our Form 10-K, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years; (ii) “audit-related fees” are fees for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “audit fees;” (iii) “tax fees” are fees for professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning; and (iv) “all other fees” are fees for products and services provided by our principal accountant, other than the services reported under “audit fees,” “audit-related fees,” and “tax fees.”

Audit Fees

Weinberg provided services for the audits of our financial statements included in Annual Reports on Form 10-K and limited reviews of the financial statements included in Quarterly Reports on Form 10-Q.

Audit Related Fees

Weinberg did not provide any professional services which would be considered “audit related fees.”

Tax Fees

Weinberg prepared our 2023 and 2022 Federal and state income tax returns.

All Other Fees

Services provided by Weinberg with respect to the filing of various registration statements made throughout the year are considered “all other fees.”

Audit Committee Pre-Approval Policies and Procedures

Under the SEC’s rules, the Audit Committee is required to pre-approve the audit and non-audit services performed by the independent registered public accounting firm in order to ensure that they do not impair the auditors’ independence. The SEC’s rules specify the types of non-audit services that an independent auditor may not provide to its audit client and establish the Audit Committee’s responsibility for administration of the engagement of the independent registered public accounting firm.

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to us or any of our subsidiaries. The Audit Committee may delegate pre-approval authority to a member of the Audit Committee and if it does, the decisions of that member must be presented to the full Audit Committee at its next scheduled meeting. Accordingly, 100% of audit services and non-audit services described in this Item 14 were pre-approved by the Audit Committee.

There were no hours expended on the principal accountant’s engagement to audit the registrant’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full-time, permanent employees.

PART IV

Item 15. Exhibits and Financial Statements

(a) 1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Sacks Parente Golf, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

3.2	Bylaws of Sacks Parente Golf, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.1	License Agreement dated July 24, 2018 between Sacks Parente Golf Company, LLC and Parcks Designs, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.2	Agreement dated May 25, 2022 among the Company, Nippon Xport Ventures, Inc. and Parcks Designs, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.3	Patent Assignment dated August 7, 2018 between Sacks Parente Golf Company, LLC and Richard E. Parente and Steven Sacks. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.4	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.5	Amendment to 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Schedule 14C filed on November 2, 2023)

97.1	Executive Compensation Clawback Policy

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

Item 16. Form 10K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 21, 2024	SACKS PARENTE GOLF, INC.
a Delaware corporation

	By:	/s/ Greg Campbell
Greg Campbell
Executive Chairman

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Campbell	Executive Chairman, Chairman of the Board	March 18, 2024
Greg Campbell	(Principal Executive Officer)

/s/ Steve Handy	Chief Financial Officer	March 18, 2024
Steve Handy	(Principal Financial Officer)

/s/ Dotti Pepper	Director	March 18, 2024
Dotti Pepper

/s/ Brett Hoge	Director	March 18, 2024
Brett Hoge

/s/ Akinobu Yorihiro	Director	March 18, 2024
Akinobu Yorihiro

/s/ Jane Casanta	Director	March 18, 2024
Jane Casanta

