Form 10-Q
period 2024-03-31
Sacks Parente Golf, Inc.
filed 2024-04-30
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, there were 14,595,870 shares of common stock outstanding.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SACKS PARENTE GOLF, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,083,000	$5,338,000
Accounts receivable	30,000	53,000
Inventory, net of reserve for obsolescence of $51,000 and $98,000, respectively	336,000	248,000
Prepaid expenses and other current assets	234,000	196,000
Total Current Assets	4,683,000	5,835,000

Property and equipment, net	441,000	379,000
Right-of-use asset, net	58,000	65,000
Software licensing agreement, net	102,000	110,000
Deposits	5,000	5,000
Total Assets	$5,289,000	$6,394,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$404,000	$401,000
Lease liability, current	31,000	31,000
Software licensing obligation	54,000	41,000
Customer deposits	-	2,000
Total Current Liabilities	489,000	475,000

Software licensing fee obligation, net of current	77,000	95,000
Lease liability, net of current	27,000	34,000
Total Liabilities	593,000	604,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 45,000,000 shares authorized, 14,595,870 and 14,595,870, shares issued and outstanding, respectively	146,000	146,000
Additional paid-in-capital	16,060,000	15,961,000
Accumulated deficit	(11,510,000)	(10,317,000)
Total Stockholders’ Equity	4,696,000	5,790,000

Total Liabilities and Stockholders’ Equity	$5,289,000	$6,394,000

The accompanying notes are an integral part of these financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

(Amounts rounded to nearest thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023

Net Sales	$350,000	$90,000
Cost of goods sold	144,000	46,000
Gross profit	206,000	44,000

Operating expenses:
Selling, general and administrative expense	1,271,000	916,000
Research and development expense	190,000	25,000
Total operating expenses	1,461,000	941,000

Loss from operations	(1,255,000)	(897,000)

Interest income (expense), net	62,000	(20,000)

Net Loss	$(1,193,000)	$(917,000)

Loss per share – basic and diluted	$(0.08)	$(0.08)

Weighted average number of shares outstanding – basic and diluted	14,595,870	10,798,834

The accompanying notes are an integral part of these financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

(Amounts rounded to nearest thousands, except share amounts)

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	14,595,870	$146,000	-	$-	$15,961,000	$(10,317,000)	$5,790,000
Vesting of restricted stock	-	-	-	-	99,000		99,000
Net Loss						(1,193,000)	(1,193,000)
Balance, March 31, 2024 (Unaudited)	14,595,870	$146,000	-	$-	$16,060,000	$(11,510,000)	$4,696,000

	Common Stock		Common Stock Issuable		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2022	10,784,495	$108,000	-	$-	$3,702,000	$(5,692,000)	$(1,882,000)
Vesting of restricted stock	-	-	-	-	63,000		63,000
Shares issued for services	-	-	50,000	225,000	-		225,000
Net Loss						(917,000)	(917,000)
Balance, March 31, 2023 (Unaudited)	10,784,495	$108,000	50,000	$225,000	$3,765,000	$(6,609,000)	$(2,511,000)

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

(Amounts rounded to nearest thousands)

	Three Months Ended March 31,
	2024	2023

Cash Flows from Operating Activities
Net Loss	$(1,193,000)	$(917,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	21,000	5,000
Amortization of deferred software licensing agreement	29,000	-
Change in reserve for inventory obsolescence	(47,000)	24,000
Vesting of options	99,000	63,000
Shares issued for services	-	225,000
Changes in ROU asset	7,000	7,000

Accrued interest	-	20,000
Changes in operating assets and liabilities
Accounts receivable	23,000	(19,000)
Inventory	(41,000)	23,000
Prepaids and other current assets	(38,000)	1,000
Accounts payable and accrued expenses	3,000	53,000
Accrued payroll to officers	-	358,000
Lease liability	(7,000)	(8,000)
Software licensing obligation	(5,000)	-
Customer deposits	(2,000)	(21,000)
Net cash used in operating activities	(1,151,000)	(186,000)

Cash Flows from Investing Activities
Software licensing agreement	(21,000)
Purchase of property and equipment	(83,000)	-
Net cash used in investing activities	(104,000)	-

Cash Flows from Financing Activities
Payment of equipment purchase obligation	-	(15,000)
Proceeds from private sale of common stock subject to possible redemption	-	60,000
Net cash provided by financing activities	-	45,000

Net decrease in cash	(1,255,000)	(141,000)
Cash and cash equivalents and restricted cash beginning of period	5,338,000	171,000
Cash and cash equivalents and restricted cash end of period	$4,083,000	$30,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 and 2023
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2024, the Company incurred a net loss of $1,193,000 and used cash in operations of $1,151,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued.

At March 31, 2024, the Company had cash and cash equivalents on hand in the amount of $4,083,000. The Company expects its cash on hand on March 31, 2024, to last for at least the next 10 months.

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

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At March 31, 2024 and December 31, 2023, management determined that no allowance was necessary.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At March 31, 2024 and December 31, 2023, management recorded a reserve for slow moving and potentially obsolete inventory of $51,000 and $98,000, respectively.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended March 31,
	2024	2023
Net Sales Source	Revenue	Revenue	% Change
Online sales	$320,000	$38,000	742%
Distributors and wholesalers	30,000	52,000	-42%
Net Sales	$350,000	$90,000	289%

The following table presents our net sales by product lines for the period presented:

	Three Months Ended March 31,
	2024	2023
Net Sales by Product Line	Revenue	Revenue	% Change
Newton Shafts	$290,000	$-	100%
Sacks Parente Putters	60,000	90,000	-33%
Net Sales	$350,000	$90,000	289%

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

For the three months ended March 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2024	March 31, 2023
Stock options	2,601,603	2,290,835
Common stock subject to possible redemption	-	561,375
Total	2,601,603	2,852,210

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $381,000 and $38,000 for the three months ended March 31, 2024 and 2023, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $190,000 and $25,000 for the three months ended March 31, 2024 and 2023, respectively,

Stock-Based Compensation

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

The fair value of each option is estimated using the Black-Scholes option-pricing model. The Company was a private company through August 14, 2023, and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the consumer products industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest bearing cash balances were fully insured at March 31, 2024 and December 31, 2023.

Accounts Receivable. At March 31, 2024, no customer accounted for more than 10% of accounts receivable.

Net sales. During the three months ended March 31, 2024, no customers exceeded 10% of net sales. During the three months ended March 31, 2024, greater than 90% of the Company’s net sales were in the United States.

During the three months ended March 31, 2023, the Company’s two largest customers classified as distributors, accounted for 48% and 10% of net sales, respectively. No other customers exceeded 10% of net sales. During the three months ended March 31, 2023, 48% of the Company’s net sales were in South Korea, and 52% of the Company’s net sales were in the United States.

Segments

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company has one component. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment for the manufacture and distribution of its products.

Recent Accounting Pronouncements

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORY

Inventory is valued at the average cost or net realizable value, and net of reserves is comprised of the following:

	March 31, 2024	December 31, 2023
Raw materials, net	$137,000	$74,000
Finished goods, net	199,000	174,000
Total	$336,000	$248,000

At March 31, 2024 and December 31, 2023, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $51,000 and $98,000, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2024	December 31, 2023
Machinery and Equipment	$371,000	$334,000
Leasehold Improvements	92,000	46,000
Automobile	42,000	42,000
Accumulated depreciation	(64,000)	(43,000)
Property and equipment, net	$441,000	$379,000

Depreciation expenses are included in selling, general and administrative expenses in the accompanying Condensed Statements of Operations. For the three months ended March 31, 2024 and 2023, depreciation expenses was $21,000 and $5,000, respectively.

NOTE 5 – SOFTWARE LICENSING OBLIGATION

In October 2023, the Company entered into a software licensing agreement with Oracle America, Inc (“Oracle”) for its NetSuite Enterprise Resource Planning (ERP) software (“NetSuite”). The Company agreed to license NetSuite for thirty-six (36) months and utilize Oracle’s professional services to assist in the implementation of NetSuite. The cost of the license fee was $102,000 and professional services were fixed at $34,000, for an aggregate cost of $136,000. Per the payment terms, no payments were due during the first six months, and thirty monthly payments of $4,513 are due from April 1, 2024 through September 1, 2026.

The Company recorded the $136,000 cost as a deferred software licensing asset and liability on the accompanying Balance Sheet. The deferred software licensing asset is being amortized over the license period. The deferred software licensing balance was $110,000 at December 31, 2023. During the three months ended March 31, 2024, the Company recorded additional and final costs of $21,000 related to its ERP implementation, and recorded amortization expense of $29,000, resulting in a deferred software licensing balance of $102,000 at March 31, 2024.

During the year ended December 31, 2023, the Company made no payments, leaving a software license obligation balance was $136,000, of which the current portion was $41,000, leaving a long-term software license obligation of $95,000 at December 31, 2023. During the three months ended March 31, 2024, the Company made payments of $5,000, leaving a software license obligation balance was $131,000, of which the current portion was $54,000, leaving a long-term software license obligation of $77,000 at March 31, 2024.

Future payments under the software license obligation are as follows:

Years Ending December 31,	Amount
2024 - remaining	$36,000
2025	54,000
2026	41,000
Total payments	131,000
Less: Current portion	(54,000)
Non-current portion	$77,000

NOTE 6 – LEASE LIABILITIES

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

The Company’s ROU asset balance was $65,000 as of December 31, 2023. During the three months ended March 31, 2024, the Company recorded a reduction of ROU assets of $7,000 related to its leases, resulting in an ROU asset balance of $58,000 as of March 31, 2024.

The Company’s lease liability balance was $65,000 as of December 31, 2023. During the three months ended March 31, 2024, the Company made payments of $7,000 against its operating lease liability, resulting in a lease liability of $58,000, of which the current portion of lease liability was $31,000, leaving a long-term lease liabilities balance of $27,000.

During the three months ended March 31, 2024 and 2023, lease costs totaled approximately $25,000 and $25,000, respectively.

As of March 31, 2024, the weighted average remaining lease terms for operating lease is 1.75 years, and the weighted average discount rate for operating lease is 10.00%.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2024	$27,000
2025	36,000
Total payments	63,000
Less: Amount representing interest	(5,000)
Present value of net minimum lease payments	58,000
Less: Current portion	(31,000)
Non-current portion	$27,000

NOTE 7 – STOCKHOLDERS’ DEFICIT

Equity Incentive Plans

Summary of Options

A summary of stock options for the three months ended March 31, 2024 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance outstanding, December 31, 2023	2,561,603	$1.00
Options granted	40,000	0.69
Options forfeited	-	1.00
Balance outstanding, March 31, 2024	2,601,603	$0.92
Balance exercisable, March 31, 2024	1,495,547	$1.00

Information relating to outstanding options at March 31, 2024, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise Price		Life	Average		Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$0.67	248,000	6.74	$0.67	20,667	$0.67
$0.69	530,000	4.66	0.69	25,556	0.69
$1.00	1,393,603	3.06	1.00	1,319,325	1.00
$1.07	430,000	4.36	1.07	130,000	$1.07
	2,601,603	4.06	$1.00	1,495,547	$1.00

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

During the three months ended March 31, 2024 and 2023, the Company recognized approximately $99,000 and $63,000 of compensation expense, respectively, relating to vested stock options. As of March 31, 2024, the aggregate amount of unvested compensation related to stock options was approximately $800,000 which will be recognized as an expense as the options vest in future periods through December 2026.

As of March 31, 2024, the outstanding and exercisable options had no intrinsic value. The aggregate intrinsic value was calculated as the difference between the estimated market value of $0.60 per share as of March 31, 2024, and the exercise price of the outstanding options.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On August 12, 2023, the Company entered a non-binding letter of intent with Greater Asia Golf Promotions Limited as its non-exclusive distributor of the Company’s products in the territory of Asia excluding Japan and Korea for a one-year term. The Company plans to spend up to $2,500,000 to fund joint marketing expenses. On August 31, 2023, the Company transferred $500,000 to an escrow account as its first payment pending the negotiation and execution of a distribution agreement, which is ongoing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Financial Statements and notes thereto and our Annual Report for the year ended December 31, 2023, including the audited Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

On April 4, 2024, we announced another expansion of our product portfolio, the Newton Motion fairway wood shaft, which like the Newton Motion driver shaft discussed above, is a carbon fiber shaft designed to enhance a golfer’s performance by promoting straighter and longer shots with reduced effort.

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

Comparison of the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Our sales, cost of goods sold, operating expenses, and net loss from operations for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 were as follows (amounts are rounded to nearest thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	% Change

Net Sales	$350,000	$90,000	289%
Cost of goods sold	144,000	46,000	213%
Gross profit	206,000	44,000	368%

Operating expenses:
Selling, general and administrative	1,271,000	916,000	39%
Research and development	190,000	25,000	660%
Total operating expenses	1,461,000	941,000	55%

Loss from operations	(1,255,000)	(897,000)	40%

Interest income (expense), net	62,000	(20,000)	-410%

Net loss	$(1,193,000)	$(917,000)	30%

Net Sales

Our net sales increased $260,000, or 289%, to $350,000 during the three months ended March 31, 2024, compared to $90,000 during the three months ended March 31, 2023. The increase in net sales was from the introduction of our Newton Motion driver shaft product line in November 2023. For the three months ended March 31, 2024, we generated through our websites $290,000 of net sales from the Newton Motion driver shaft.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $98,000 to $144,000 for the three months ended March 31, 2024, compared to $46,000 for the three months ended March 31, 2023 due to our increase in net sales. Our gross margin was 59% and 49% for the three months ended March 31, 2024 and 2023, respectively. The increase in gross margin was due to the change in product mix sold and changes to our inventory reserves as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased approximately $355,000 to $1.3 million during the three months ended March 31, 2024, compared to $916,000 during the three months ended March 31, 2023. The increase in selling, general and administrative expenses was from increased employee related expenses, increased public company related costs, increased advertising expense, and from routine changes in our selling, general and administrative expenses accounts to support our operations, as compared to the prior year period.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses increased $165,000 to $190,000 during the three months ended March 31, 2024, compared to $25,000 during the three months ended March 31, 2023. The increase in research and development costs were due to costs incurred to test and refine prior to the commercialization of our Newton Motion fairway wood shaft product, which was launched in early April 2024. In addition, beginning in October 2023, the employment costs of our Chief Technology Officer and Vice President of Research & Development were recorded as a component of our research and development expenses, which we previously recorded to selling general and administrative expenses.

Loss from operations

Loss from operations increased to $1.3 million for the three months ended March 31, 2024, compared to $897,000 million for the three months ended March 31, 2023. The increase in our loss from operations was due to our increased operating expenses, offset by increased gross profit, as discussed above.

Interest income (expense), net

Interest income was $62,000 for the three months ended March 31, 2024, compared to interest expense of $20,000 for the three months ended March 31, 2023. The decrease in interest expense was due to our paying off our debt with the proceeds received from our initial public offering in August 2023, and the interest earned on our bank balances, as compared to the prior year period.

Net loss

Net loss increased $276,000 to $1.2 million during the three months ended March 31, 2024, compared to $917,000 for the three months ended March 31, 2023. The increase in net loss was due to increased operating expenses, offset by increased gross profit and decreased interest expense, as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Three Months Ended March 31,
	2024	2023

Net cash provided by (used in):
Operating activities	$(1,151,000)	$(186,000)
Investing activities	(104,000)	-
Financing activities	-	45,000
Net decrease in cash	$(1,255,000)	$(141,000)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2024 totaled $1,151,000, compared to net cash used in operating activities for the three months ended March 31, 2023 of $186,000. The increase in net cash used in operations for the three months ended March 31, 2024, was primarily to fund our net loss adjusted by changes in stock based compensation expense, and routine changes to our working capital accounts.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2024 totaled $104,000, and was for the purchase of software licensing and property and equipment. We had no investing activities during the three months ended March 31, 2023.

Financing Activities

We had no financing activities during the three months ended March 31, 2024. Net cash provided by financing activities for the three months ended March 31, 2023 was $45,000, which included proceeds of $60,000 received in the private placement of common stock, and $15,000 repayment of our equipment purchase obligation.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2024, we incurred a net loss of $1,193,000 and used cash in operations of $1,151,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued.

At March 31, 2024, we had cash and cash equivalents on hand in the amount of $4,083,000. Management expects its cash on hand on March 31, 2024, to last for at least the next 10 months.

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

Off-Balance Sheet Arrangements

At March 31, 2024 and December 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Executive Chairman and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules).

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACKS PARENTE GOLF, INC.

Date: April 30, 2024	By:	/s/ Greg Campbell
Executive Chairman and Principal Executive Officer

Date: April 30, 2024	By:	/s/ Steve Handy
Steve Handy
Chief Financial Officer and Principal Accounting Officer

