Form 10-Q
period 2024-06-30
Sacks Parente Golf, Inc.
filed 2024-08-05
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, there were 1,459,587 shares of common stock outstanding after giving effect to a 1 for 10 reverse split which became effective on July 30,2024.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SACKS PARENTE GOLF, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,786,000	$5,338,000
Accounts receivable	157,000	53,000
Inventory, net of reserve for obsolescence of $51,000 and $98,000, respectively	477,000	248,000
Prepaid expenses and other current assets	171,000	196,000
Total Current Assets	3,591,000	5,835,000

Property and equipment, net	504,000	379,000
Right-of-use asset, net	50,000	65,000
Software licensing agreement, net	76,000	110,000
Deposits	5,000	5,000
Total Assets	$4,226,000	$6,394,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$437,000	$401,000
Lease liability, current	32,000	31,000
Software licensing obligation, current	54,000	41,000
Customer deposits	-	2,000
Total Current Liabilities	523,000	475,000

Software licensing fee obligation, net of current	59,000	95,000
Lease liability, net of current	17,000	34,000
Total Liabilities	599,000	604,000

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.01 par value, 45,000,000 shares authorized, 1,459,587 and 1,459,587, shares issued and outstanding, respectively	15,000	15,000
Additional paid-in-capital	16,277,000	16,092,000
Accumulated deficit	(12,665,000)	(10,317,000)
Total Stockholders’ Equity	3,627,000	5,790,000

Total Liabilities and Stockholders’ Equity	$4,226,000	$6,394,000

The accompanying notes are an integral part of these financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

(Amounts rounded to nearest thousands, except share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net Sales	$813,000	$47,000	$1,163,000	$137,000
Cost of goods sold	324,000	32,000	468,000	78,000
Gross profit	489,000	15,000	695,000	59,000

Operating expenses
Selling, general and administrative expenses	1,484,000	647,000	2,755,000	1,563,000
Research and development	207,000	18,000	397,000	43,000
Total operating expenses	1,691,000	665,000	3,152,000	1,606,000

Loss from operations	(1,202,000)	(650,000)	(2,457,000)	(1,547,000)

Interest income (expense), net	47,000	(22,000)	109,000	(42,000)

Net loss	$(1,155,000)	$(672,000)	$(2,348,000)	$(1,589,000)

Net loss per share – basic and diluted	$(0.79)	$(0.62)	$(1.61)	$(1.47)

Weighted average common shares outstanding – basic and diluted	1,459,587	1,083,450	1,459,587	1,081,654

The accompanying notes are an integral part of these financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

(Amounts rounded to nearest thousands, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2024	1,459,587	$15,000	$16,191,000	$(11,510,000)	$4,696,000
Vesting of options	-	-	86,000		86,000
Net Loss				(1,155,000)	(1,155,000)
Balance, June 30, 2024 (Unaudited)	1,459,587	$15,000	$16,277,000	$(12,665,000)	$3,627,000

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2023	1,459,587	$15,000	$16,092,000	$(10,317,000)	$5,790,000

Vesting of options	-	-	185,000		185,000
Net Loss				(2,348,000)	(2,348,000)
Balance, June 30, 2024 (Unaudited)	1,459,587	$15,000	$16,277,000	$(12,665,000)	$3,627,000

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance, March 31, 2023	1,083,450	$11,000	$4,087,000	$(6,609,000)	$(2,511,000)
Vesting of options	-	-	164,000		164,000
Net Loss				(672,000)	(672,000)
Balance, June 30, 2023 (Unaudited)	1,083,450	$11,000	$4,251,000	$(7,281,000)	$(3,019,000)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2022	1,078,450	$11,000	$3,799,000	$(5,692,000)	$(1,882,000)
Vesting of options	-	-	227,000		227,000
Shares issued for services	5,000	-	225,000		225,000
Net Loss				(1,589,000)	(1,589,000)
Balance, June 30, 2023 (Unaudited)	1,083,450	$11,000	$4,251,000	$(7,281,000)	$(3,019,000)

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

(Amounts rounded to nearest thousands)

	Six Months Ended June 30,
	2024	2023

Cash Flows from Operating Activities
Net Loss	$(2,348,000)	$(1,589,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	63,000	10,000
Amortization of deferred software licensing agreement	34,000	-
Change in reserve for inventory obsolescence	(47,000)	25,000
Vesting of options	185,000	227,000
Shares issued for services	-	225,000
Changes in ROU asset	15,000	15,000
Accrued interest	-	42,000
Changes in operating assets and liabilities
Accounts receivable	(104,000)	(6,000)
Inventory	(182,000)	22,000
Prepaids and other current assets	25,000	13,000
Accounts payable and accrued expenses	36,000	67,000
Accrued payroll to officers	-	653,000
Lease liability	(16,000)	(17,000)
Customer deposits	(2,000)	-
Net cash used in operating activities	(2,341,000)	(313,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(188,000)	(3,000)
Net cash used in investing activities	(188,000)	(3,000)

Cash Flows from Financing Activities
Software licensing obligation	(23,000)	-
Payment of equipment purchase obligation	-	(15,000)
Deferred offering costs	-	(11,000)
Proceeds from private sale of common stock subject to possible redemption	-	180,000
Net cash provided by financing activities	(23,000)	154,000

Net decrease in cash	(2,552,000)	(162,000)
Cash and restricted cash beginning of period	5,338,000	171,000
Cash and restricted cash end of period	$2,786,000	$9,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued deferred offering costs	$-	$177,000
New right of use asset and lease liability	$-	$43,000

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2024 and 2023
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2024, the Company incurred a net loss of $2,348,000 and used cash in operations of $2,341,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

At June 30, 2024, the Company had cash and cash equivalents on hand in the amount of $2,786,000. The Company expects its cash on hand on June 30, 2024, to last for at least the next 7 months.

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

Nasdaq Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On December 5, 2023, the Company received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price of the Company’s common stock remained below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Company was provided a compliance period of 180 calendar days from the date of the letter, or until June 3, 2024, to regain compliance with the Bid Price Requirement.

On June 4, 2024, the Company received a staff determination letter (the “Determination Letter”) from the Staff notifying the Company that it had not regained compliance with the Bid Price Requirement by June 3, 2024, and is not eligible for a second 180-day period due to the Company’s failure to comply with the minimum stockholders’ equity initial listing requirement of the Nasdaq Capital Market.

Pursuant to the Determination Letter, the Company requested a hearing before a Hearings Panel (the “Panel”). The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. By letter dated June 24, 2024, the Company was notified that the Panel granted the Company a temporary exception to regain compliance with the Bid Price Requirement subject to the following milestones: (1) on or before July 31, 2024, the Company must effect a reverse stock split and, thereafter maintain a $1.00 closing bid price for a minimum of ten consecutive business days; and (2) on or before August 13, 2024, the Company must demonstrate compliance with the Bid Price requirement by evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading sessions. As set forth below, the Company effected a reverse stock split on July 30, 2024.

Reverse Stock Split

On July 18, 2024, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares (the “Reverse Stock Split”). The Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on July 30, 2024 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol.

As a result of the Reverse Split, every ten shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split, as all fractional shares were rounded up to the next whole share. Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Proportionate adjustments for the Reverse Stock Split have been made to the per share exercise price and the number of shares issuable upon the exercise of warrants, the number of shares reserved for issuance under the Company’s equity plans, and all the then outstanding awards under the Company’s equity plans. The Reverse Stock Split will not change the par value of the common stock or modify any voting rights or other terms of the common stock.

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

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At June 30, 2024 and December 31, 2023, management determined that no allowance was necessary.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on an average cost basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At June 30, 2024 and December 31, 2023, management recorded a reserve for slow moving and potentially obsolete inventory of $51,000 and $98,000, respectively.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Six Months Ended June 30,
	2024	2023
Net Sales Source	Revenue	Revenue	% Change
Online sales	$954,000	$109,000	775%
Distributors and wholesalers	209,000	28,000	646%
Net Sales	$1,163,000	$137,000	749%

The following table presents our net sales by product lines for the period presented:

	Six Months Ended June 30,
	2024	2023
Net Sales by Product Line	Revenue	Revenue	% Change
Newton Shafts	$938,000	$-	100%
Sacks Parente Putters	225,000	137,000	64%
Net Sales	$1,163,000	$137,000	749%

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

For the six months ended June 30, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2024	June 30, 2023
Stock options	220,160	229,084
Common stock subject to possible redemption	-	56,138
Total	220,160	285,222

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $572,000 and $55,000 for the six months ended June 30, 2024 and 2023, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $397,000 and $43,000 for the six months ended June 30, 2024 and 2023, respectively,

Stock-Based Compensation

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

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest bearing cash balances were fully insured at June 30, 2024 and December 31, 2023.

Accounts Receivable. At June 30, 2024, two customers accounted for more than 37% and 17% of accounts receivable, respectively. At December 31, 2023, one customer accounted for 100% of accounts receivable. No other customers exceeded 10% of accounts receivable.

Net sales. During the three months ended June 30, 2024, one Company international customer, classified as a distributor, accounted for 12% of net sales. No other customers exceeded 10% of net sales. During the three months ended June 30, 2023, a Company customer classified as a distributor, accounted for 19% of net sales, respectively. No other customers exceeded 10% of net sales.

During the three months ended June 30, 2024, more than 85% of the Company’s net sales were in the United States, 10% were in Hong Kong, and approximately 5% were in other countries. During the three months ended June 30, 2023, more than 90% of the Company’s net sales were in the United States.

During the six months ended June 30, 2024, no customer exceeded 10% of net sales. During the six months ended June 30, 2023, the Company’s two largest customers classified as distributors accounted for 31% and 13% of net sales, respectively. No other customers exceeded 10% of net sales.

During the six months ended June 30, 2024, approximately 10% of the Company’s net sales were international, and 90% of the Company’s net sales were in the United States. During the six months ended June 30, 2023, 31% of the Company’s net sales were in South Korea, and 69% of the Company’s net sales were in the United States.

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

NOTE 3 – INVENTORY

Inventory is valued at the average cost or net realizable value, and net of reserves is comprised of the following:

	June 30, 2024	December 31, 2023
Raw materials, net	$385,000	$74,000
Finished goods, net	92,000	174,000
Total	$477,000	$248,000

At June 30, 2024 and December 31, 2023, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $51,000 and $98,000, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30, 2024	December 31, 2023
Machinery and Equipment	$472,000	$334,000
Leasehold Improvements	92,000	46,000
Automobile	46,000	42,000

Accumulated depreciation	(106,000)	(43,000)
Property and equipment, net	$504,000	$379,000

Depreciation expenses are included in selling, general and administrative expenses in the accompanying Condensed Statements of Operations. For the six months ended June 30, 2024 and 2023, depreciation expenses was $63,000 and $10,000, respectively.

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

The Company recorded the $136,000 cost as a deferred software licensing asset and liability on the accompanying Balance Sheet. The deferred software licensing asset is being amortized over the license period. The deferred software licensing balance was $110,000 at December 31, 2023. During the six months ended June 30, 2024, the Company recorded amortization expense of $34,000, resulting in a deferred software licensing balance of $76,000 at June 30, 2024.

During the year ended December 31, 2023, the Company made no payments, leaving a software license obligation balance was $136,000, of which the current portion was $41,000, leaving a long-term software license obligation of $95,000 at December 31, 2023. During the six months ended June 30, 2024, the Company made payments of $23,000, leaving a software license obligation balance was $113,000, of which the current portion was $54,000, leaving a long-term software license obligation of $59,000 at June 30, 2024.

Future payments under the software license obligation are as follows:

Years Ending December 31,	Amount
2024 - remaining	$18,000
2025	54,000
2026	41,000
Total payments	113,000
Less: Current portion	(54,000)
Non-current portion	$59,000

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

The Company’s ROU asset balance was $65,000 as of December 31, 2023. During the six months ended June 30, 2024, the Company recorded a reduction of ROU assets of $15,000 related to its leases, resulting in an ROU asset balance of $50,000 as of June 30, 2024.

The Company’s lease liability balance was $65,000 as of December 31, 2023. During the six months ended June 30, 2024, the Company made payments of $16,000 against its operating lease liability, resulting in a lease liability of $49,000, of which the current portion of lease liability was $32,000, leaving a long-term lease liabilities balance of $17,000.

During the six months ended June 30, 2024 and 2023, lease costs totaled approximately $48,000 and $46,000, respectively.

As of June 30, 2024, the weighted average remaining lease terms for operating lease is 1.50 years, and the weighted average discount rate for operating lease is 10.00%.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2024 - remaining	$17,000
2025	36,000
Total payments	53,000
Less: Amount representing interest	(4,000)
Present value of net minimum lease payments	49,000
Less: Current portion	(32,000)
Non-current portion	$17,000

NOTE 7 – STOCKHOLDERS’ DEFICIT

Equity Incentive Plans

Summary of Options

A summary of stock options for the six months ended June 30, 2024 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance outstanding, December 31, 2023	256,160	$10.00
Options granted	4,000	$6.72
Options forfeited	(40,000)	$10.00
Balance outstanding, June 30, 2024	220,160	$9.44
Balance exercisable, June 30, 2024	148,605	$9.89

Information relating to outstanding options at June 30, 2024, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise Price		Life	Average		Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$6.72	24,800	6.49	$6.72	4,133	$6.72
$6.89	23,000	4.41	$6.89	4,472	$6.89
$10.00	129,360	2.82	$10.00	124,000	$10.00
$10.70	43,000	4.11	$10.70	16,000	$10.70
	220,160	3.77	$9.44	148,605	$9.89

On January 1, 2024, the Company’s Board of Directors appointed Jane Casanta to the Company’s Board of Directors. The Board granted Ms. Casanta options to purchase 4,000 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $6.72 per common share, vesting for a thirty-six (36) month period, and an expiration period of seven years. The grant of options was for board service to be rendered for the year ended December 31, 2024. The total fair value of these options at grant date was approximately $22,145, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $6.72 per share, the expected term of five years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 3.87%.

During the six months ended June 30, 2024 and 2023, the Company recognized approximately $185,000 and $227,000 of compensation expense, respectively, relating to vested stock options. As of June 30, 2024, the aggregate amount of unvested compensation related to stock options was approximately $585,000 which will be recognized as an expense as the options vest in future periods through December 2026.

As of June 30, 2024, the outstanding and exercisable options had no intrinsic value. The aggregate intrinsic value was calculated as the difference between the estimated market value of $5.30 per share as of June 30, 2024, and the exercise price of the outstanding options.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

On August 12, 2023, the Company entered a non-binding letter of intent with Greater Asia Golf Promotions Limited as its non-exclusive distributor of the Company’s products in the territory of Asia excluding Japan and Korea for a one-year term. The Company plans to spend up to $2,500,000 to fund joint marketing expenses. On August 31, 2023, the Company transferred $500,000 to an escrow account as its first payment pending the negotiation and execution of a distribution agreement, which was recorded as a marketing cost in 2023.

On May 9, 2024, the Company entered into a Distributor Agreement with Greater Asia Golf Promotions Limited and released the $500,000 in an escrow account. The initial term of the Distributor Agreement is twelve months. Within 18 months from the date of the Distributor Agreement, if Greater Asia Golf Promotions Limited purchases from the Company exceed $500,000, the Company will issue 50,000 shares of common stock to Greater Asia Golf Promotions Limited. If purchases exceed $1.0 million, an additional 50,000 shares of common stock will be issued, and if purchases exceed $1.5 million, an additional 50,000 shares of common will be issued. As of June 30, 2024, purchases by Greater Asia Golf Promotions Limited were $96,000.

NOTE 9 – SUBSEQUENT EVENTS

On July 18, 2024 (the “Meeting Date”), the Compensation Committee of the Board of Directors of Sacks Parente Golf, Inc. (the “Company”) confirmed and ratified the appointment of Gregor Campbell as the Company’s permanent Executive Chairman. retroactive to July 1,2024 (the “Appointment Date”). Mr. Campbell had been acting in such a position on an interim basis. In connection with his appointment, Mr. Campbell will receive cash compensation of $240,000 per annum commencing on the Appointment Date. On the Meeting Date, he was also granted an option (the “Option”) to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $5.34 per share which was the closing price on the Nasdaq Stock Market on the Meeting Date. The Option terminates on the earlier of seven years from the Meeting Date or six months from Mr. Campbell’s separation date from the Company and vests monthly over 36 months commencing on the Meeting Date.

Effective July 30,2024, the Company effected a 1 for 10 Reverse Stock Split of its common stock. See NOTE 1.

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

On August 14, 2023, we entered into an underwriting agreement with The Benchmark Company for the purchase of shares of the Company’s common stock, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission. In the offering, the Company sold 3,200,000 shares of common stock, at a price of $4.00 per share. The offering closed on August 17, 2023, and total proceeds received, net of fees, were $11.6 million including an underwriting discount of 7% and a non-accountable expenses allowance of 1% based on the aggregate proceeds of the offering.

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

The Newton shafts are manufactured at our manufacturing and assembly facility in St. Joseph, Missouri

Nasdaq Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On December 5, 2023, the Company received a deficiency letter from the Listing Qualifications Department of The NASDAQ Stock Market LLC (“Nasdaq”) notifying the Company that, for the preceding 30 consecutive business days, the closing bid price of the Company’s common stock remained below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Requirement”). The Company was provided a compliance period of 180 calendar days from the date of the letter, or until June 3, 2024, to regain compliance with the Bid Price Requirement.

On June 4,2024, the Company received a staff determination letter (the “Determination Letter”) from the Staff notifying the Company that it had not regained compliance with the Bid Price Requirement by June 3, 2024, and is not eligible for a second 180-day period due to the Company’s failure to comply with the minimum stockholders’ equity initial listing requirement of The Nasdaq Capital Market.

Pursuant to the Determination Letter, the Company requested a hearing before a Hearings Panel (the “Panel”). The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. By letter dated June 24,2024, the Company was notified that the Panel granted the Company a temporary exception to regain compliance with the Bid Price Requirement subject to the following milestones: (1) on or before July 31,2024, the Company must effect a reverse stock split and, thereafter maintain a $1.00 closing bid price for a minimum of ten consecutive business days; and (2) on or before August 13,2024, the Company must demonstrate compliance with the Bid Price requirement by evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading sessions. As set forth below, the Company effected a reverse stock split on July 30,2024.

Reverse Stock Split

On July 18, 2024, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares (the “Reverse Stock Split”). The Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on July 30, 2024 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol.

As a result of the Reverse Split, every ten shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the Reverse Stock Split. No fractional shares were issued in connection with the Reverse Stock Split, as all fractional shares were rounded up to the next whole share. Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the Reverse Stock Split for all periods presented. Proportionate adjustments for the Reverse Stock Split have been made to the per share exercise price and the number of shares issuable upon the exercise of warrants, the number of shares reserved for issuance under the Company’s equity plans, and all the then outstanding awards under the Company’s equity plans. The Reverse Stock Split will not change the par value of the common stock or modify any voting rights or other terms of common stock.

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

Comparison of the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Our sales, cost of goods sold, operating expenses, and net loss from operations for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 were as follows (amounts are rounded to nearest thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	% Change

Net Sales	$813,000	$47,000	1,630%
Cost of goods sold	324,000	32,000	913%
Gross profit	489,000	15,000	3,160%

Operating expenses:
Selling, general and administrative	1,484,000	647,000	129%
Research and development	207,000	18,000	1,050%
Total operating expenses	1,691,000	665,000	154%

Loss from operations	(1,202,000)	(650,000)	85%

Interest income (expense), net	47,000	(22,000)	-314%

Net loss	$(1,155,000)	$(672,000)	72%

Net Sales

Our net sales increased $766,000, or 1,630%, to $813,000 during the three months ended June 30, 2024, compared to $47,000 during the three months ended June 30, 2023. The increase in net sales was from the introduction of our Newton Motion driver shaft product line in November 2023, and our Newton Motion fairway shaft product line in April 2024. For the three months ended June 30, 2024, we generated $648,000 of net sales from the Newton Motion shafts, and we generated approximately 74% of our net sales through our websites.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $292,000 to $324,000 for the three months ended June 30, 2024, compared to $32,000 for the three months ended June 30, 2023 due to our increase in net sales. Our gross margin was 60% and 32% for the three months ended June 30, 2024 and 2023, respectively. The increase in gross margin was due to the change in product mix sold as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased approximately $837,000 to $1.5 million during the three months ended June 30, 2024, compared to $647,000 during the three months ended June 30, 2023. The increase in selling, general and administrative expenses was from increased employee related expenses, increased public company related costs, increased advertising expense, and from routine changes in our selling, general and administrative expenses accounts to support our operations, as compared to the prior year period.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses increased $189,000 to $207,000 during the three months ended June 30, 2024, compared to $18,000 during the three months ended June 30, 2023. The increase in research and development costs were due to costs incurred to test and refine prior to the commercialization of our Newton Motion fairway wood shaft product, which was launched in early April 2024. In addition, beginning in October 2023, the employment costs of our Chief Technology Officer and Vice President of Research & Development were recorded as a component of our research and development expenses, which we previously recorded to selling general and administrative expenses.

Loss from operations

Loss from operations increased to $1.2 million for the three months ended June 30, 2024, compared to $650,000 for the three months ended June 30, 2023. The increase in our loss from operations was due to our increased operating expenses, offset by increased gross profit, as discussed above.

Interest income (expense), net

Interest income was $47,000 for the three months ended June 30, 2024, compared to interest expense of $22,000 for the three months ended June 30, 2023. The decrease in interest expense was due to our paying off our debt with the proceeds received from our initial public offering in August 2023, and the interest earned on our bank balances, as compared to the prior year period.

Net loss

Net loss increased $483,000 to $1.2 million during the three months ended June 30, 2024, compared to $672,000 for the three months ended June 30, 2023. The increase in net loss was due to increased operating expenses, offset by increased gross profit and decreased interest expense, as discussed above.

Comparison of the Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Our sales, cost of goods sold, operating expenses, and net loss from operations for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 were as follows (amounts are rounded to nearest thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	% Change

Net Sales	$1,163,000	$137,000	749%
Cost of goods sold	468,000	78,000	500%
Gross profit	695,000	59,000	1,078%

Operating expenses:
Selling, general and administrative	2,755,000	1,563,000	76%
Research and development	397,000	43,000	823%
Total operating expenses	3,152,000	1,606,000	96%

Loss from operations	(2,457,000)	(1,547,000)	59%

Interest income (expense), net	109,000	(42,000)	-360%

Net loss	$(2,348,000)	$(1,589,000)	48%

Net Sales

Our net sales increased $1.0 million, or 749%, to approximately $1.2 million during the six months ended June 30, 2024, compared to $137,000 during the six months ended June 30, 2023. The increase in net sales was from the introduction of our Newton Motion driver shaft product line in November 2023, and our Newton Motion fairway shaft product line in April 2024. For the six months ended June 30, 2024, we generated $938,000 of net sales from the Newton Motion shafts, and we generated approximately 79% of our net sales through our websites.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $390,000 to $468,000 for the six months ended June 30, 2024, compared to $78,000 for the six months ended June 30, 2023, due to our increase in net sales. Our gross margin was 60% and 43% for the six months ended June 30, 2024 and 2023, respectively. The increase in gross margin was due to the change in product mix sold and changes to our inventory reserves as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock-based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased approximately $1.2 million to $2.8 million during the six months ended June 30, 2024, compared to $1.6 million during the six months ended June 30, 2023. The increase in selling, general and administrative expenses was from increased employee related expenses, increased public company related costs, increased advertising expense, and from routine changes in our selling, general and administrative expenses accounts to support our operations, as compared to the prior year period.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses increased $354,000 to $397,000 during the six months ended June 30, 2024, compared to $43,000 during the six months ended June 30, 2023. The increase in research and development costs were due to costs incurred to test and refine prior to the commercialization of our Newton Motion fairway wood shaft product, which was launched in early April 2024. In addition, beginning in October 2023, the employment costs of our Chief Technology Officer and Vice President of Research & Development were recorded as a component of our research and development expenses, which we previously recorded to selling general and administrative expenses.

Loss from operations

Loss from operations increased to $2.5 million for the six months ended June 30, 2024, compared to $1.5 million for the six months ended June 30, 2023. The increase in our loss from operations was due to our increased operating expenses, offset by increased gross profit, as discussed above.

Interest income (expense), net

Interest income was $109,000 for the six months ended June 30, 2024, compared to interest expense of $42,000 for the six months ended June 30, 2023. The decrease in interest expense was due to our paying off our debt with the proceeds received from our initial public offering in August 2023, and the interest earned on our bank balances, as compared to the prior year period.

Net loss

Net loss increased $759,000 to $2.3 million during the six months ended June 30, 2024, compared to a $1.6 million net loss for the six months ended June 30, 2023. The increase in net loss was due to increased operating expenses, offset by increased gross profit and decreased interest expense, as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Six Months Ended June 30,
	2024	2023

Net cash provided by (used in):
Operating activities	$(2,341,000)	$(313,000)
Investing activities	(188,000)	(3,000)
Financing activities	(23,000)	154,000
Net decrease in cash	$(2,552,000)	$(162,000)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 totaled $2.3 million, compared to net cash used in operating activities for the six months ended June 30, 2023 of $313,000. The increase in net cash used in operations for the six months ended June 30, 2024, was primarily to fund our net loss adjusted by changes in stock-based compensation expense, and routine changes to our working capital accounts.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2024 totaled $188,000, and was for the purchase of property and equipment. Net cash used in investing activities for the six months ended June 30, 2023 totaled $3,000, and was for the purchase of property and equipment.

Financing Activities

Net cash used in investing activities for the six months ended June 30, 2024 totaled $23,000, and was for repayment of our software licensing obligation. Net cash provided by financing activities for the six months ended June 30, 2023 was $154,000, which included proceeds of $180,000 received in the private placement of common stock, offset by $11,000 paid for deferred offering costs related to our planned initial public offering, and $15,000 repayment of our equipment purchase obligation.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2024, we incurred a net loss of $2.3 million and used cash in operations of $2.3 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2024, we had cash and cash equivalents on hand in the amount of $2.8 million. Management expects its cash on hand on June 30, 2024, to last for at least the next 7 months.

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

Off-Balance Sheet Arrangements

At June 30, 2024 and December 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Executive Chairman and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules).

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description

3.1	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2024)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SACKS PARENTE GOLF, INC.

Date: August 5, 2024	By:	/s/ Greg Campbell
Executive Chairman and Principal Executive Officer

Date: August 5, 2024	By:	/s/ Steve Handy
Steve Handy
Chief Financial Officer and Principal Accounting Officer

