Form 10-Q
period 2024-09-30
Sacks Parente Golf, Inc.
filed 2024-11-14
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, there were 1,825,587 shares of common stock outstanding after giving effect to a 1 for 10 reverse split which became effective on July 30,2024.

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SACKS PARENTE GOLF, INC.

Condensed Balance Sheets

(Amounts rounded to nearest thousands, except share amounts)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$1,313,000	$5,338,000
Accounts receivable	171,000	53,000
Inventory, net of reserve for obsolescence of $51,000 and $98,000, respectively	625,000	248,000
Prepaid expenses and other current assets	325,000	196,000
Total Current Assets	2,434,000	5,835,000

Property and equipment, net	721,000	379,000
Right of use asset	42,000	65,000
Software licensing agreement, net	68,000	110,000
Deferred offering costs	94,000	-
Deposits	5,000	5,000
Total Other Assets	930,000	559,000

TOTAL ASSETS	$3,364,000	$6,394,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$585,000	$401,000
Lease liability, current	33,000	31,000
Software licensing obligation, current	54,000	41,000
Customer deposits	-	2,000
Total Current Liabilities	672,000	475,000

Software licensing fee obligation, net of current	45,000	95,000
Lease liabilities, net of current	9,000	34,000
Total Liabilities	726,000	604,000

Shareholders’ Equity
Preferred stock, par value $0.01, 5,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common stock, par value $0.01, 45,000,000 shares authorized; 1,459,587 shares issued and outstanding, respectively	15,000	15,000
Additional paid-in capital	16,348,000	16,092,000
Accumulated deficit	(13,725,000)	(10,317,000)
Total Shareholders’ Equity	2,638,000	5,790,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,364,000	$6,394,000

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

Condensed Statements of Operations

(Amounts rounded to nearest thousands, except share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(Unaudited)		(Unaudited)

Revenues	$1,211,000	$95,000	$2,374,000	$232,000
Cost of goods sold	406,000	56,000	874,000	$134,000
Gross profit	805,000	39,000	1,500,000	98,000

Operating expenses:
Research and development	201,000	15,000	598,000	58,000
Selling, general and administrative	1,694,000	1,195,000	4,449,000	2,758,000
Total operating expenses	1,895,000	1,210,000	5,047,000	2,816,000

Loss from operations	(1,090,000)	(1,171,000)	(3,547,000)	(2,718,000)

Other income (expenses):
Interest expense	-	(26,000)	-	(68,000)
Interest income	30,000	-	139,000	-
Total other income (expenses)	30,000	(26,000)	139,000	(68,000)

NET LOSS	$(1,060,000)	$(1,197,000)	$(3,408,000)	$(2,786,000)

LOSS PER COMMON SHARE - BASIC AND DILUTED	$(0.73)	$(0.94)	$(2.33)	$(2.43)

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING -BASIC AND DILUTED	1,459,587	1,267,430	1,459,587	1,144,260

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

Condensed Statements of Shareholders’ Equity (Unaudited)

(Amounts rounded to nearest thousands, except share amounts)

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, June 30, 2024 (unaudited)	1,459,587	$15,000	$16,277,000	$(12,665,000)	$3,627,000

Vesting of options	-	-	71,000	-	71,000

Net loss	-	-	-	(1,060,000)	(1,060,000)

Balance, September 30, 2024 (unaudited)	1,459,587	$15,000	$16,348,000	$(13,725,000)	$2,638,000

Balance, December 31, 2023	1,459,587	$15,000	$16,092,000	$(10,317,000)	$5,790,000

Vesting of options	-	-	256,000	-	256,000

Net loss	-	-	-	(3,408,000)	(3,408,000)

Balance, September 30, 2024 (unaudited)	1,459,587	$15,000	$16,348,000	$(13,725,000)	$2,638,000

Balance, June 30, 2023 (unaudited)	1,083,450	$11,000	$4,251,000	$(7,281,000)	$(3,019,000)

Vesting of options	-	-	140,000	-	140,000

Proceeds from private sale of common stock	56,137	1,000	599,000	-	600,000

Proceeds from public sale of common stock, net of expenses	320,000	3,000	11,026,000	-	11,029,000

Net loss	-	-	-	(1,197,000)	(1,197,000)

Balance, September 30, 2023 (unaudited)	1,459,587	$15,000	$16,016,000	$(8,478,000)	$7,553,000

Balance, December 31, 2022	1,078,450	$11,000	$3,799,000	$(5,692,000)	$(1,882,000)

Vesting of options	-	-	367,000	-	367,000

Shares issued for services	5,000	-	225,000	-	225,000

Proceeds from private sale of common stock	56,137	1,000	599,000	-	600,000

Proceeds from public sale of common stock, net of expenses	320,000	3,000	11,026,000	-	11,029,000

Net loss	-	-	-	(2,786,000)	(2,786,000)

Balance, September 30, 2023 (unaudited)	1,459,587	$15,000	$16,016,000	$(8,478,000)	$7,553,000

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

Condensed Statements of Cash Flows

(Amounts rounded to nearest thousands)

	Nine Months Ended
	September 30,
	2024	2023
	(Unaudited)
Cash Flows from Operating Activities
Net loss	$(3,408,000)	$(2,786,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	121,000	15,000
Amortization of deferred software licensing agreement	42,000	-
Change in reserve for inventory obsolescence	(47,000)	46,000
Vesting of options	256,000	367,000
Shares issued for services	-	225,000
Right-of-use asset	23,000	23,000
Changes in Assets and Liabilities
Accounts receivable	(118,000)	(16,000)
Inventory	(330,000)	(69,000)
Prepaid expenses and other assets	(129,000)	(750,000)
Accounts payable and accrued expenses	184,000	278,000
Accrued payroll to officers	-	(1,095,000)
Lease liability	(23,000)	(24,000)
Deferred revenue	-	(19,000)
Customer deposits	(2,000)	-
Net cash used in operating activities	(3,431,000)	(3,805,000)

Cash Flows from Investing Activities
Purchases of property and equipment	(463,000)	(101,000)
Net cash used in investing activities	(463,000)	(101,000)

Cash Flows from Financing Activities
Software licensing obligation	(37,000)	-
Payment of equipment purchase obligation	-	(15,000)
Deferred offering costs	(94,000)	230,000
Proceeds from private sale of common stock subject to possible redemption	-	180,000
Proceeds from public sale of common stock, net	-	11,029,000
Proceeds from notes payable	-	61,000
Repayment of notes payable	-	(445,000)
Proceeds from loans payable – related party	-	20,000
Repayment of loans payable – related party	-	(557,000)
Proceeds from convertible debt obligations	-
Net cash provided by (used in) financing activities	(131,000)	10,503,000

Net increase (decrease) in cash	(4,025,000)	6,597,000

Cash and cash equivalents at the beginning of period	5,338,000	171,000
Cash and cash equivalents at the end of period	$1,313,000	$6,768,000

Supplemental cash flows disclosures:
Interest paid	$-	$-
Taxes paid	$-	$-

Supplemental non-cash financing disclosures:
New right of use asset and lease liability	$-	$43,000
Reclass of common stock subject to redemption to equity	$-	$420,000

The accompanying notes are an integral part of these condensed financial statements.

SACKS PARENTE GOLF, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2024 and 2023
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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2024, the Company incurred a net loss of $3,408,000 and used cash in operations of $3,431,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

At September 30, 2024, the Company had cash and cash equivalents on hand in the amount of $1,313,000. The Company expects its cash on hand on September 30, 2024, to last for at least the next three months.

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

Pursuant to the Determination Letter, the Company requested a hearing before a Hearings Panel (the “Panel”). The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. By letter dated June 24, 2024, the Company was notified that the Panel granted the Company a temporary exception to regain compliance with the Bid Price Requirement subject to the following milestones: (1) on or before July 31, 2024, the Company must effect a reverse stock split and, thereafter maintain a $1.00 closing bid price for a minimum of ten consecutive business days; and (2) on or before August 13, 2024, the Company must demonstrate compliance with the Bid Price requirement by evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading sessions. As set forth below, the Company effected a reverse stock split on July 30, 2024. By letter dated August 13,2024 from the Nasdaq Office of General Counsel, the Company was informed that it has regained compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2).

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts receivables, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, and assumptions made in valuing stock instruments issued for services.

Cash and Cash Equivalents

The Company’s cash consists of cash on deposit with banks. Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At September 30, 2024 and December 31, 2023, management determined that no allowance was necessary.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on an average cost basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At September 30, 2024 and December 31, 2023, management recorded a reserve for slow moving and potentially obsolete inventory of $51,000 and $98,000, respectively.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended September 30,
	2024	2023
Net Sales Source	Revenue	Revenue	% Change
Online sales	$1,163,000	$42,000	2,669%
Distributors and wholesalers	48,000	53,000	-9%
Net Sales	$1,211,000	$95,000	1,175%

	Nine months Ended September 30,
	2024	2023
Net Sales Source	Revenue	Revenue	% Change
Online sales	$2,117,000	$151,000	1,302%
Distributors and wholesalers	257,000	81,000	217%
Net Sales	$2,374,000	$232,000	923%

The following table presents our net sales by product lines for the period presented:

	Three months Ended September 30,
	2024	2023
Net Sales by Product Line	Revenue	Revenue	% Change
Newton Shafts	$1,182,000	$-	100%
Sacks Parente Putters	29,000	95,000	-69%
Net Sales	$1,211,000	$95,000	1,175%

	Nine months Ended September 30,
	2024	2023
Net Sales by Product Line	Revenue	Revenue	% Change
Newton Shafts	$2,120,000	$-	100%
Sacks Parente Putters	254,000	232,000	9%
Net Sales	$2,374,000	$232,000	923%

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

For the nine months ended September 30, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2024	September 30, 2023
Stock options	291,160	263,084
Total	291,160	263,084

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $1,103,000 and $155,000 for the nine months ended September 30, 2024 and 2023, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $598,000 and $58,000 for the nine months ended September 30, 2024 and 2023, respectively,

Stock-Based Compensation

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

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest bearing cash balances were fully insured at September 30, 2024 and December 31, 2023.

Accounts Receivable. At September 30, 2024, two customers accounted for more than 51% and 24% of accounts receivable, respectively. At December 31, 2023, one customer accounted for 100% of accounts receivable. No other customers exceeded 10% of accounts receivable.

Net sales. During the three months ended September 30, 2024, no customer accounted for more than 10% of net sales. No other customers exceeded 10% of net sales. During the three months ended September 30, 2023, a Company customer classified as a distributor, accounted for 50% of net sales, respectively. No other customers exceeded 10% of net sales.

During the three months ended September 30, 2024, more than 95% of the Company’s net sales were in the United States, and approximately 5% were in other countries. During the three months ended September 30, 2023, 50% of the Company’s net sales were in South Korea and approximately 50% of the Company’s net sales were in the United States.

During the nine months ended September 30, 2024, no customer exceeded 10% of net sales. During the nine months ended September 30, 2023, the Company’s two largest customers classified as distributors accounted for 39% and 10% of net sales, respectively. No other customers exceeded 10% of net sales.

During the nine months ended September 30, 2024, approximately 5% of the Company’s net sales were international, and 95% of the Company’s net sales were in the United States. During the nine months ended September 30, 2023, approximately 61% of the Company’s net sales were in the United States, and 39% of the Company’s net sales were in South Korea.

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

NOTE 3 – INVENTORY

Inventory is valued at the average cost or net realizable value, and net of reserves is comprised of the following:

	September 30, 2024	December 31, 2023
Raw materials, net	$544,000	$74,000
Finished goods, net	81,000	174,000
Total	$625,000	$248,000

At September 30, 2024 and December 31, 2023, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $51,000 and $98,000, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2024	December 31, 2023
Machinery and Equipment	$704,000	$334,000
Leasehold Improvements	135,000	46,000
Automobile	46,000	42,000
	885,000	422,000
Accumulated depreciation	(164,000)	(43,000)
Property and equipment, net	$721,000	$379,000

Depreciation expenses are included in selling, general and administrative expenses in the accompanying Condensed Statements of Operations. For the nine months ended September 30, 2024 and 2023, depreciation expenses was $121,000 and $15,000, respectively.

NOTE 5 – SOFTWARE LICENSING OBLIGATION

In October 2023, the Company entered into a software licensing agreement with Oracle America, Inc (“Oracle”) for its NetSuite Enterprise Resource Planning (ERP) software (“NetSuite”). The Company agreed to license NetSuite for thirty-six (36) months and utilize Oracle’s professional services to assist in the implementation of NetSuite. The cost of the license fee was $102,000 and professional services were fixed at $34,000, for an aggregate cost of $136,000. Per the payment terms, no payments were due during the first nine months, and thirty monthly payments of $4,513 are due from April 1, 2024 through September 1, 2026.

The Company recorded the $136,000 cost as a deferred software licensing asset and liability on the accompanying Balance Sheet. The deferred software licensing asset is being amortized over the license period. The deferred software licensing balance was $110,000 at December 31, 2023. During the nine months ended September 30, 2024, the Company recorded amortization expense of $42,000, resulting in a deferred software licensing balance of $68,000 at September 30, 2024.

During the year ended December 31, 2023, the Company made no payments, leaving a software license obligation balance was $136,000, of which the current portion was $41,000, leaving a long-term software license obligation of $95,000 at December 31, 2023. During the nine months ended September 30, 2024, the Company made payments of $37,000, leaving a software license obligation balance was $99,000, of which the current portion was $54,000, leaving a long-term software license obligation of $45,000 at September 30, 2024.

Future payments under the software license obligation are as follows:

Years Ending December 31,	Amount
2024 - remaining	$4,000
2025	54,000
2026	41,000
Total payments	99,000
Less: current portion	(54,000)
Non-current portion	$45,000

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

The Company’s ROU asset balance was $65,000 as of December 31, 2023. During the nine months ended September 30, 2024, the Company recorded a reduction of ROU assets of $23,000 related to its leases, resulting in an ROU asset balance of $42,000 as of September 30, 2024.

The Company’s lease liability balance was $65,000 as of December 31, 2023. During the nine months ended September 30, 2024, the Company made payments of $23,000 against its operating lease liability, resulting in a lease liability of $42,000, of which the current portion of lease liability was $33,000, leaving a long-term lease liabilities balance of $9,000.

During the nine months ended September 30, 2024 and 2023, lease costs totaled approximately $72,000 and $69,000, respectively.

As of September 30, 2024, the weighted average remaining lease terms for operating lease is 1.25 years, and the weighted average discount rate for operating lease is 10.00%.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2024 - remaining	$9,000
2025	36,000
Total payments	45,000
Less: Amount representing interest	(3,000)
Present value of net minimum lease payments	42,000
Less: Current portion	(33,000)
Non-current portion	$9,000

NOTE 7 – STOCKHOLDERS’ DEFICIT

Equity Incentive Plans

Summary of Options

A summary of stock options for the nine months ended September 30, 2024 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance outstanding, December 31, 2023	256,160	$10.00
Options granted	80,000	$3.01
Options forfeited	(45,000)	$7.93
Balance outstanding, September 30, 2024	291,160	$8.07
Balance exercisable, September 30, 2024	152,662	$9.71

Information relating to outstanding options at September 30, 2024, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise Price		Life	Average		Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$3.00	36,000	6.95	$3.00	-	$3.00
$5.34	40,000	6.80	$5.34	3,333	$5.34
$6.72	24,800	6.24	$6.72	6,200	$6.72
$6.89	23,000	4.16	$6.89	6,389	$6.89
$10.00	124,360	3.69	$10.00	120,740	$10.00
$10.70	43,000	3.94	$10.70	16,000	$10.70
	291,160	4.81	$8.07	152,662	$9.71

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

On July 18, 2024 (the “Meeting Date”), the Compensation Committee of the Board of Directors of the Company discussed the appointment of Gregor Campbell as the Company’s permanent Executive Chairman retroactive to July 1,2024 (the “Appointment Date”). The appointment was not effective until the Company received from all directors a counterpart copy of the resolutions regarding the details of his compensation agreement, the last of which was received on July 26, 2024. On the Meeting Date, he was also granted an option (the “Option”) to purchase 40,000 shares of the Company’s Common Stock at an exercise price of $5.34 per share which was the closing price on the Nasdaq Stock Market on the Meeting Date. The Option terminates on the earlier of seven years from the Meeting Date or nine months from Mr. Campbell’s separation date from the Company and vests monthly over 36 months commencing on the Meeting Date. The total fair value of these options at grant date was $171,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $5.34 per share, the expected term of five years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 3.49%.

On September 9, 2024 (the “Meeting Date”), the Compensation Committee of the Board of Directors of the Company confirmed and ratified the appointment of Douglas Samuelson as the Company’s Chief Financial Officer. On the Meeting Date, he was also granted an option (the “Option”) to purchase 36,000 shares of the Company’s Common Stock at an exercise price of $3.00 per share which was the closing price on the Nasdaq Stock Market on the Meeting Date. The Option terminates seven years from the Meeting Date and will vest 12 months after the vesting commencement date and 1/36 of the total shares will vest at the end of each month thereafter subject to continued employment through each vesting date. The total fair value of these options at grant date was $87,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $3.00 per share, the expected term of five years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 3.49%.

During the nine months ended September 30, 2024 and 2023, the Company recognized approximately $256,000 and $367,000 of compensation expense, respectively, relating to vested stock options. As of September 30, 2024, the aggregate amount of unvested compensation related to stock options was approximately $435,000 which will be recognized as an expense as the options vest in future periods through December 2026.

As of September 30, 2024, the outstanding and exercisable options had an intrinsic value of $27,000. The aggregate intrinsic value was calculated as the difference between the estimated market value of $3.75 per share as of September 30, 2024, and the exercise price of the outstanding options.

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

On May 9, 2024, the Company entered into a Distributor Agreement with Greater Asia Golf Promotions Limited and released the $500,000 in an escrow account. The initial term of the Distributor Agreement is twelve months. Within 18 months from the date of the Distributor Agreement, if Greater Asia Golf Promotions Limited purchases from the Company exceed $500,000, the Company will issue 50,000 shares of common stock to Greater Asia Golf Promotions Limited. If purchases exceed $1.0 million, an additional 50,000 shares of common stock will be issued, and if purchases exceed $1.5 million, an additional 50,000 shares of common will be issued. As of September 30, 2024, purchases by Greater Asia Golf Promotions Limited were $96,000.

NOTE 9 – SUBSEQUENT EVENTS

On October 8, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the offering, issuance and sale of up to 366,000 shares of the Company’s common stock at a public offering price of $2.00 per share. The offering closed on October 10, 2024. The gross and net proceeds to the Company for the offering were approximately $732,000, and $536,000, respectively, after deducting the underwriting discounts and commissions and estimated offering expenses. The offering of the securities described above was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-281664), filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2024 and amended on September 10, 2024, which was declared effective by the SEC on September 23, 2024, and the base prospectus included therein, as supplemented by the preliminary prospectus supplement filed with the SEC on October 8, 2024 and the final prospectus supplement with the SEC on October 10, 2024.

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

Recent Events

Secondary Public Offering

On October 8, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the offering, issuance and sale of up to 366,000 shares of the Company’s common stock, $0.01 par value per share, at a public offering price of $2.00 per share. The offering closed on October 10, 2024. The gross and net proceeds to the Company for the offering were approximately $732,000, and $536,000, respectively, after deducting the underwriting discounts and commissions and estimated offering expenses. The offering of the securities described above was made pursuant to the Company’s effective shelf registration statement on Form S-3 (Registration No. 333-281664), filed with the Securities and Exchange Commission (the “SEC”) on August 20, 2024 and amended on September 10, 2024, which was declared effective by the SEC on September 23, 2024, and the base prospectus included therein, as supplemented by the preliminary prospectus supplement filed with the SEC on October 8, 2024 and the final prospectus supplement with the SEC on October 10, 2024.

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

Pursuant to the Determination Letter, the Company requested a hearing before a Hearings Panel (the “Panel”). The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. By letter dated June 24,2024, the Company was notified that the Panel granted the Company a temporary exception to regain compliance with the Bid Price Requirement subject to the following milestones: (1) on or before July 31,2024, the Company must effect a reverse stock split and, thereafter maintain a $1.00 closing bid price for a minimum of ten consecutive business days; and (2) on or before August 13,2024, the Company must demonstrate compliance with the Bid Price requirement by evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading sessions. As set forth below, the Company effected a reverse stock split on July 30,2024. By letter dated August 13,2024 from the Nasdaq Office of General Counsel, the Company was informed that it has regained compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2).

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

Comparison of the Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Our sales, cost of goods sold, operating expenses, and net loss from operations for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 were as follows (amounts are rounded to nearest thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change

Net Sales	$1,211,000	$95,000	1,175%
Cost of goods sold	406,000	56,000	625%
Gross profit	805,000	39,000	1,964%

Operating expenses:
Research and development	201,000	15,000	1,240%
Selling, general and administrative	1,694,000	1,195,000	42%
Total operating expenses	1,895,000	1,210,000	57%

Loss from operations	(1,090,000)	(1,171,000)	-7%

Interest income (expense), net	30,000	(26,000)	-215%

Net loss	$(1,060,000)	$(1,197,000)	-11%

Net Sales

Our net sales increased $1,116,000, or 1,175%, to $1,211,000 during the three months ended September 30, 2024, compared to $95,000 during the three months ended September 30, 2023. The increase in net sales was from the introduction of our Newton Motion driver shaft product line in November 2023, and our Newton Motion fairway shaft product line in April 2024. For the three months ended September 30, 2024, we generated $1,182,000 of net sales from the Newton Motion shafts, and we generated approximately 95% of our net sales through our websites.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $350,000 to $406,000 for the three months ended September 30, 2024, compared to $56,000 for the three months ended September 30, 2023 due to our increase in net sales. Our gross margin was 66% and 41% for the three months ended September 30, 2024 and 2023, respectively. The increase in gross margin was due to the change in product mix sold as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased approximately $499,000 to $1.7 million during the three months ended September 30, 2024, compared to $1.2 million during the three months ended September 30, 2023. The increase in selling, general and administrative expenses was from increased employee related expenses, increased public company related costs, increased advertising expense, and from routine changes in our selling, general and administrative expenses accounts to support our operations, as compared to the prior year period.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses increased $186,000 to $201,000 during the three months ended September 30, 2024, compared to $15,000 during the three months ended September 30, 2023. The increase in research and development costs were due to costs incurred to test and refine prior to the commercialization of our Newton Motion fairway wood shaft product, which was launched in early April 2024. In addition, beginning in October 2023, the employment costs of our Chief Technology Officer and Vice President of Research & Development were recorded as a component of our research and development expenses, which we previously recorded to selling general and administrative expenses.

Loss from operations

Loss from operations decreased from $1.2 million for the three months ended September 30, 2023, compared to $1.1 million for the three months ended September 30, 2024. The decrease in our loss from operations was due to our increased net sales and gross profit, offset by increased operating expenses as discussed above.

Interest income (expense), net

Interest income was $30,000 for the three months ended September 30, 2024, compared to interest expense of $26,000 for the three months ended September 30, 2023. The decrease in interest expense was due to our paying off our debt with the proceeds received from our initial public offering in August 2023, and the increase in interest income was due to interest earned on our bank balances, as compared to the prior year period.

Net loss

Net loss decreased from $1.2 million for the three months ended September 30, 2023, compared to $1.1 million for the three months ended September 30, 2024. The decrease in our net loss was due to our increased net sales and gross profit, offset by increased operating expenses, as discussed above.

Comparison of the Nine months Ended September 30, 2024 Compared to the Nine months Ended September 30, 2023

Our sales, cost of goods sold, operating expenses, and net loss from operations for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 were as follows (amounts are rounded to nearest thousands):

	Nine months Ended September 30, 2024	Nine months Ended September 30, 2023	% Change

Net Sales	$2,374,000	$232,000	923%
Cost of goods sold	874,000	134,000	552%
Gross profit	1,500,000	98,000	1,431%

Operating expenses:
Research and development	598,000	58,000	931%
Selling, general and administrative	4,449,000	2,758,000	61%
Total operating expenses	5,047,000	2,816,000	79%

Loss from operations	(3,547,000)	(2,718,000)	31%

Interest income (expense), net	139,000	(68,000)	-304%

Net loss	$(3,408,000)	$(2,786,000)	22%

Net Sales

Our net sales increased $2.1 million, or 923%, to approximately $2.4 million during the nine months ended September 30, 2024, compared to $232,000 during the nine months ended September 30, 2023. The increase in net sales was from the introduction of our Newton Motion driver shaft product line in November 2023, and our Newton Motion fairway shaft product line in April 2024. For the nine months ended September 30, 2024, we generated $2,120,000 of net sales from the Newton Motion shafts, and we generated approximately 89% of our net sales through our websites.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $740,000 to $874,000 for the nine months ended September 30, 2024, compared to $134,000 for the nine months ended September 30, 2023, due to our increase in net sales. Our gross margin was 63% and 42% for the nine months ended September 30, 2024 and 2023, respectively. The increase in gross margin was due to the change in product mix sold and changes to our inventory reserves as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock-based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased approximately $1.7 million to $4.4 million during the nine months ended September 30, 2024, compared to $2.8 million during the nine months ended September 30, 2023. The increase in selling, general and administrative expenses was from increased employee related expenses, increased public company related costs, increased advertising expense, and from routine changes in our selling, general and administrative expenses accounts to support our operations, as compared to the prior year period.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses increased $540,000 to $598,000 during the nine months ended September 30, 2024, compared to $58,000 during the nine months ended September 30, 2023. The increase in research and development costs were due to costs incurred to test and refine prior to the commercialization of our Newton Motion fairway wood shaft product, which was launched in early April 2024. In addition, beginning in October 2023, the employment costs of our Chief Technology Officer and Vice President of Research & Development were recorded as a component of our research and development expenses, which we previously recorded to selling general and administrative expenses.

Loss from operations

Loss from operations increased to $3.5 million for the nine months ended September 30, 2024, compared to $2.7 million for the nine months ended September 30, 2023. The increase in our net loss was due to our increased operating expenses, offset by increased gross profit, as discussed above.

Interest income (expense), net

Interest income was $139,000 for the nine months ended September 30, 2024, compared to interest expense of $68,000 for the nine months ended September 30, 2023. The decrease in interest expense was due to our paying off our debt with the proceeds received from our initial public offering in August 2023, and the interest earned on our bank balances, as compared to the prior year period.

Net loss

Net loss increased to $3.4 million for the nine months ended September 30, 2024, compared to $2.8 million for the nine months ended September 30, 2023. The increase in our net loss was due to our increased operating expenses, offset by increased gross profit, as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Nine months Ended September 30,
	2024	2023

Net cash provided by (used in):
Operating activities	$(3,431,000)	$(3,805,000)
Investing activities	(463,000)	(101,000)
Financing activities	(131,000)	10,503,000
Net increase (decrease) in cash	$(4,025,000)	$6,597,000

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 totaled $3.4 million, compared to net cash used in operating activities for the nine months ended September 30, 2023 of $3.8 million. The decrease in net cash used in operations for the nine months ended September 30, 2024, was primarily related to cash used to repay our accrued payroll to officers.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2024 totaled $463,000, and was for the purchase of property and equipment. Net cash used in investing activities for the nine months ended September 30, 2023 totaled $101,000, and was for the purchase of property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2024 totaled $131,000, and was for repayment of our software licensing obligation and deferred offering costs. Net cash provided by financing activities for the nine months ended September 30, 2023 was $10.5 million, which primarily related to proceeds of $11.1 million received from the public sale of our common stock.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

On August 14, 2023, we entered into an underwriting agreement with The Benchmark Company for the purchase of shares of the Company’s common stock, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission. In the offering, the Company sold 320,000 shares of common stock, at a price of $40.00 per share. The offering closed on August 17, 2023, and total proceeds received, net of fees, were $11,594,000 including an underwriting discount of 7% and a non-accountable expenses allowance of 1% based on the aggregate proceeds of the offering.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2024, we incurred a net loss of $3.4 million and used cash in operations of $3.4 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2023, expressed substantial doubt about the Company’s ability to continue as a going concern.

At September 30, 2024, we had cash and cash equivalents on hand in the amount of $1.3 million. Management expects its cash on hand on September 30, 2024, to last for at least the next 3 months.

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

Off-Balance Sheet Arrangements

At September 30, 2024 and December 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure control and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Executive Chairman and our Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024, to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the nine months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules).

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

SACKS PARENTE GOLF, INC.

Date: November 14, 2024	By:	/s/ Greg Campbell
Executive Chairman and Principal Executive Officer

Date: November 14, 2024	By:	/s/ Doug Samuelson
Doug Samuelson
Chief Financial Officer and Principal Accounting Officer

