Form 10-K
period 2024-12-31
Newton Golf Company, Inc.
filed 2025-04-04
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 001-41701

NEWTON GOLF COMPANY, INC.

(Exact name of registrant as specified in its charter)

Delaware	82-4938288
(State of incorporation)	(I.R.S. Employer Identification No.)

551 Calle San Pablo, Camarillo, California	93012
(Address of principal executive offices)	(Zip Code)

(855) 774-7888

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	NWTG	The Nasdaq Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2024 was $3,629,335.

There was a total of 4,287,902 shares of Common Stock outstanding as of March 31, 2025.

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

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) the ability to achieve and expand significant levels of revenues, or recognize net income, from the sale of our products, (v) management’s ability to attract and maintain qualified personnel necessary for the development and commercialization of its planned products, (vi) the impact of the COVID-19 pandemic, or similar pandemic, as well as geopolitical risks on our business, suppliers, consumers, customers, and employees or the overall economy, and (vii) other information that may be detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”). Please consider our forward-looking statements in light of those risks as you read this Annual Report.

ii

PART I

Item 1. Business

Overview

We are a technology-forward golf company, with a growing portfolio of golf products, including putting instruments, golf shafts, golf grips, and other golf-related products. In consideration of its growth opportunities in shaft technologies, in April of 2022, we expanded our manufacturing business to include advanced premium golf shafts by opening a new shaft manufacturing facility in St. Joseph, Missouri. It is our intent to manufacture and assemble substantially all products in the United States as is economically feasible. We anticipate expansion into golf apparel and other golf-related product lines to enhance its growth. Our future expansions may include broadening its offerings through mergers, acquisitions or internal developments of product lines that are complementary to its premium brand.

We currently sell our products through our websites, resellers, and distributors in the United States, Japan, and South Korea.

Historical Development

We were formed in 2018 as Sacks Parente Golf, Inc., a Delaware limited liability company. On March 17, 2025 we converted into a Delaware corporation named Newton Golf Company, Inc. Pursuant to our Plan of Conversion, on March 17, 2025, all of the outstanding ownership interests in Sacks Parente Golf, Inc., and rights to receive such interest were converted into and exchanged for shares of capital stock of the newly formed Delaware corporation. We retroactively reflected the conversion as of the earliest periods presented herein.

On August 14, 2023, the Company entered into an underwriting agreement with The Benchmark Company for the purchase of shares of the Company’s common stock, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission. In the offering, the Company sold 10,667 shares of common stock, at a price of $1,200.00 per share. The offering closed on August 17, 2023, and total proceeds received, net of fees, were $11,594,000 including an underwriting discount of 7% and a non-accountable expenses allowance of 1% based on the aggregate proceeds of the offering. The Company incurred expenses of $565,000 associated with our initial public offering, resulting in net proceeds for the Company of $11,029,000.

On October 8, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the offering, issuance and sale of up to 12,200 shares of the Company’s common stock at a public offering price of $60.00 per share. The offering closed on October 10, 2024. The net proceeds to the Company for the offering were $467,000, after deducting the underwriting discounts and commissions and estimated offering expenses.

On December 12, 2024, we entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the sale of up to 233,333 Common Units, each consisting of one (1) share of Common Stock, one (1) Series A Common Warrant to purchase one (1) share of Common Stock per warrant, and one (1) Series B Common Warrant to purchase one (1) share of Common Stock per warrant. The public offering price per Common Unit is $36.00. The initial exercise price of each Series A Common Warrant is $72.00 per share of Common Stock. The Series A Common Warrants are exercisable following stockholder approval and expire 60 months thereafter. The initial exercise price of each Series B Common Warrant is $72.00 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Common Warrants are exercisable following stockholder approval and expire 30 months thereafter. The offering closed on December 13, 2024. The net proceeds to us for the offering were approximately $7,326,000, after deducting underwriting discounts and commissions and estimated offering expenses.

Reverse Stock Splits

On July 18, 2024, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares (the “First Reverse Stock Split”). The First Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on July 30, 2024 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. As a result of the First Reverse Split, every ten shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the First Reverse Stock Split. No fractional shares were issued in connection with the First Reverse Stock Split, as all fractional shares were rounded up to the next whole share.

On March 4, 2025, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-30 shares (the “Second Reverse Stock Split”). The Second Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on March 17, 2025 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. All shares and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

Name Change

On March 11, 2025, the Company’s Board of Directors approved and, by written consent dated February 26, 2025, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to change our name from Sacks Parente Golf, Inc. to Newton Golf Company, Inc. to better reflect its commitment to revolutionizing golf through advanced physics and precision engineering. The change to Newton Golf Company, Inc. became effective on March 17, 2025.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2024, the Company incurred a net loss of $11,752,000 and used cash in operations of $4,929,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. At December 31, 2024, the Company had cash and cash equivalents on hand in the amount of $7,650,000.

The Company expects its cash on hand on December 31, 2024, will last for at least the next 12 months. Should the Company need additional debt or equity financing in the future, no assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on operations, in the case of debt financing or cause substantial dilution for stockholders, in case or equity financing.

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

Advertising and Marketing

Our marketing campaigns in connection with the NWTG brand are aimed to increase consumer awareness of the products and support our overall growth strategy. We will focus our advertising efforts mainly on television commercials, primarily on The Golf Channel and web-based digital, social media advertising, and printed advertisements in national magazines, such as Golf Magazine and Golf Digest, as well as in-store advertising. We also establish relationships with professional athletes and personalities, including members of various professional golf tours as well as other athletes and personalities, in order to promote our golf equipment product lines.

On March 11, 2025, the Company’s Board of Directors approved and, by written consent dated February 26, 2025, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to change our name from Sacks Parente Golf, Inc. to Newton Golf Company, Inc. to better reflect its commitment to revolutionizing golf through advanced physics and precision engineering. The change to Newton Golf Company, Inc. became effective on March 17, 2025.

Distribution

Our manufacturing, assembly, warehousing and distribution center is in St. Joseph, MO, with putter head assembly performed at our headquarters and research and development facility in Camarillo, CA. In 2023, we began manufacturing putter and replacement shafts using our proprietary mandrels and wrapping technology. In 2024, we expanded our shaft offerings into fairway wood/hybrid replacement shafts. In addition, in 2025 we plan to grow distribution centers in or near Tokyo, Japan, Seoul, South Korea, Mexico City and other prominent cities based on the needs of these markets.

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

Raw Material and Suppliers

Our golf putters raw material consist of a fairly wide variety of steel and aluminum types, along with other metals like tungsten, magnesium, and titanium. Our shafts consist of carbon fiber and prepreg materials along with coatings, paintings, inks and other decorative materials. The suppliers of these raw materials are located in the U.S., and China. We rely on third-party suppliers to provide our raw materials and CNC machine certain parts. Our putters are currently assembled from components produced in the U.S. and China. Our shafts are manufactured in-house from materials produced in the U.S. by third parties. We note that some components or materials may be available only from a limited number of sources. We choose not to enter into long-term contracts with any of our suppliers or manufacturers for the production and supply of our raw materials and components, and typically transact business with our suppliers on an order-by-order basis. We also compete with other companies for raw materials and production.

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

Newton Gravity Putters

Our putter products include golf putters, shafts and grips sold under our Gravity brand and are generally made of steel, aluminum, titanium alloys, carbon fiber, tungsten, our patented magnesium face plate technologies, and various other materials.

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

We are in prototype phase on multiple new or enhanced putter designs that are popular on the market, which we expect to launch during 2025. Management believes that our versions of these models, while having a familiar shape, could out-perform other versions in the industry because of our design and use of advanced metals.

Newton Shafts

On November 20, 2023, we announced a significant expansion of our product portfolio. We introduced “Newton,” the Company’s latest business division and the Company’s first foray into the world of golf club shafts. The Newton Motion driver shaft, the first Newton shaft to debut in the market, is a carbon fiber shaft designed to enhance a golfer’s performance by promoting straighter and longer shots with reduced effort. Using the Company’s proprietary shaft design and construction, the Newton Motion shaft features four essential technologies:

●	Elongated Bend Profile – Newton has created an extreme elongated bend profile that is central to the shaft’s design. Because of Newton’s proprietary Kinetic Storage Construction, the shaft will bend over a longer span of its length, resulting in improved club speed. The added flexibility of the carbon fiber gives the impression that the golfer doesn’t need to exert excessive force during the swing, leading to a more predictable and less jarring experience. This, in turn, enhances the smoothness of the swing.

●	Kinetic Storage Construction – The kinetic storage profile is the engine of Newton’s Motion Driver Shaft. This proprietary construction empowers the fibers to store more energy that is harnessed through elongated bend, resulting in a significant boost in exit velocity. In contrast to most carbon fiber shafts, Newton’s technology ensures perfect symmetry, eliminating the inconsistencies in flex and spin rates that can often lead to decreased accuracy and distance.

●	Newton Symmetry360 Design – Newton’s Symmetry360 design ensures consistent flex, regardless of the driver’s clocking position. This stand-out feature allows for seamless adjustments to both the bend and torque (twist) when most flex changes occur, providing a truly versatile and adaptive solution.

●	Variable Bend Profile – The Newton Motion driver shaft is equipped with a variable bend profile meticulously designed to match the bend and torque requirements of each flex. This innovation ensures that every player’s driving performance is optimized, adapting seamlessly to the unique demands of the swing. Golfers with slower swing speeds need more torque while higher swing speeds need the opposite. Whether a slow or high swing speed, the Newton Motion technology tailors to the torque.

In addition to the four aforementioned technologies, instead of using the traditional categorization of shaft flexes of ladies, senior, regular, stiff, extra-shift, etc., the Newton Motion shaft uses a DOT system. Ranging from one to six dots, the system allows for a seamless transition from the most flexible shaft at one dot to the stiffest at six dots. Newton’s innovative DOT system, employed by Newton’s expert shaft engineers, optimizes golf shaft performance by fine-tuning it to golfer’s unique abilities, leaving traditional flex systems in the past.

The Newton Motion shaft is visually captivating. When in motion, the shaft undergoes a mesmerizing color transformation from green to purple and various shades in between. The coloration not only adds a dash of style to a golfer’s game, but it also distinguishes itself from other shafts in the market.

The Newton shafts are manufactured in St. Joseph, Missouri, Newton’s shaft manufacturing facility.

Soft Goods

In addition to our existing products, we intend in the future to sell high quality soft goods such as golf apparel and golf accessories including golf bags, gloves, headwear, practice aids and more. We are in the early stages of planning our soft goods business and do not anticipate that we will begin manufacturing or selling soft goods until 2025.

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

www.newtongolfco.com

www.newtongolfir.com

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

Employees

As of December 31, 2024, we had 28 full-time equivalent employees. We employ additional people on a part-time basis as needed. We have never participated in a collective bargaining agreement. We believe relations with our employees are good.

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

Available Information

The Company maintains a website at the following address: www.newtongolfco.com. The information on the Company’s website is not incorporated by reference in this report. We make available on or through our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (“SEC”) in accordance with the Securities Exchange Act of 1934, as amended (“Exchange Act”). These include our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K. We make this information available on our website free of charge as soon as reasonably practicable after we electronically file the information with, or furnish it to, the SEC. In addition, we routinely post on the “Investors” page of our website news releases, announcements and other statements about our business and results of operations, some of which may contain information that may be deemed material to investors. Therefore, we encourage investors to monitor the “Investors” page of our website and review the information we post on that page. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the following address: http://www.sec.gov.

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

With respect to golf shaft sales, our competitors do incur significant costs in the areas of advertising, tour and other promotional support. We believe to be competitive; we also will incur significant expenses in tour, advertising and promotional support. In addition, we have invested, and may continue to invest in the future, significant capital into upgrades in our manufacturing and assembly facilities, including our new golf shaft manufacturing facility in St. Joseph, MO to remain on the forefront of technological and competitive innovation. Unless there is a change in competitive conditions, these competitive pressures and increased costs could adversely affect the profitability of our business.

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

Our golf products, like those of our competitors, generally have a life cycle. Depending on the product, it is considered typical, within the industry, that revenue from a new product rises and peaks within a three-year period, with sales occurring at a higher rate in the first two years than in the third. Factors driving a product life cycle include the rapid introduction of competitive products, consumer demands for the latest technology or a professional who uses the product and is victorious in a major tournament. In this marketplace, it is reasonable to assume our annual revenues can be affected each year by the introduction of new products, those that are in their first two years of the product life cycle, and successful professional use.

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

In addition, there has been a marked increase in the use of social media platforms and other forms of internet-based communications that provide individuals and businesses with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its potential impact to affected individuals and businesses. Many social media platforms immediately publish the content posted by their subscribers and participants, often without filters or checks on the accuracy of the content posted. Accordingly, our use of social media vehicles, whereby customers, Associates, franchisees, licensees or other third parties could use negative publicity, damage our brand or our reputation and have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to build and maintain a competitive position is dependent to a large degree on the efforts and skills of the senior officers, and certain key managers. Our executives are experienced and highly qualified with strong reputations in their industries, and we believe our management team enables us to pursue our strategic goals. The success of our business is dependent upon the management and leadership skills of our senior management team and other key personnel. Certain key personnel may not be easily replaced, and may have knowledge in processes, manufacturing techniques, materials science, etc. where the loss of such a person, or persons, may limit our ability to achieve our strategic goals. Competition for these employees and their individuals’ talents is intense, and we may not be able to attract and retain a sufficient number of qualified personnel in the future. The loss of one or more of these senior officers could have a material adverse effect on our business and ability to achieve our strategic goals.

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

Currently we sell and distribute products in markets around the world, such as the Americas, Asia and Europe. These activities have and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and manufacturing facilities. There are a limited number of suppliers for the manufacturer of components in the United States, and we are dependent on these suppliers and vendors. We have some components provided by vendors located outside of the United States and if these components were unavailable, it could have a materially adverse effect on our operations, financial performance and condition. The operation of foreign distribution in our international markets, as well as our management of relationships with international suppliers and vendors, will require the dedication of our management and other Company resources. We currently assemble all of our products and manufacture some of our products in the United States.

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

The effect of the translation of foreign currencies on our financial results could be significant. We therefore may engage in hedging activities to mitigate the annual impact of the translation of foreign currencies on our financial results. These hedging activities may reduce, but will not eliminate, the effects of foreign currency fluctuations. The extent to which our hedging activities mitigate the effects of foreign currency translation varies based upon many factors, including the number of transactions being hedged. Other factors that could affect the effectiveness of our hedging activities include accuracy of sales forecasts, volatility of currency markets and the availability of hedging instruments. Since the hedging activities are designed to reduce volatility, they not only reduce the negative impact of a stronger U.S. dollar but also reduce the positive impact of a weaker U.S. dollar. Our future financial results could be significantly affected by the value of the U.S. dollar in relation to the foreign currencies in which we conduct business.

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

We plan our manufacturing capacity based upon forecasted demand for our products. Forecasting demand for our products is very difficult given the manufacturing lead times and the number of specifications involved. For example, we must forecast how many putting instruments we will sell, but also (1) the quantity of each model, (2) the quantity of the different components in each model, and (3) for each model the style of grip, the number of left-handed and right-handed versions, and the style of shaft and hosel type. The nature of our business allows for some control over our manufacturing capacity if actual demand for a product or products exceed or are less than forecasted demand. However, if actual demand for a product or products exceeds the forecasted demand, we may not be able to produce sufficient quantities of products in time to fulfill actual demand, which could limit our sales and adversely affect financial performance. On the other hand, if actual demand is less than the forecasted demand for a product or products, we could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect our financial performance.

Our planned international business expansions could adversely affect results if they fail to successfully transition and grow revenue.

As we plan to expand our footprint into Asia, Latin America, and Europe, we could be harmed if we fail to successfully transition the business processes to a larger global scale. Our initial international expansion target is Asia, more specifically Japan, South Korea and other growth areas within the region, and requires significant investment of capital and human resources. Since brick-and-mortar retail stores are still strong in many parts of Asia, the distribution structure and its costs and operations are significantly different from those in the USA. As we increase the number of distributors, it is likely that the number of retail outlets throughout the region will also increase, in which case we will be required to add staff and devote additional management attention. This international attention, by the management team and other employees who would otherwise be solely focused on the core USA business, creates significant risk. If our globalization efforts fail to produce increases in revenue, or the transition is not managed effectively, we may experience, loss of investments, or excessive inventories and undue costs that could harm our business, financial condition and results of operations.

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

The materials and components that we use, and that are used by our suppliers, involve raw materials, including aluminum, magnesium, stainless steel, carbon steel, synthetic rubbers, thermoplastics, and carbon fiber for the manufacturing of our golf shafts, titanium alloys, and other materials, epoxy resins for the assembly of our golf equipment, can experience significant price fluctuations or shortages. These raw materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect our business, financial condition and results of operations. In addition, prolonged periods of inflationary pressure on some or all costs may result in increased costs to produce our products that could have an adverse effect on profits from sales of these products, or require us to increase prices for our products that could adversely affect consumer demand for our products.

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

We may need to raise additional funds from time to time through public or private debt or equity financings in order to execute our growth strategy.

Although the Company has enough cash on hand for our current operation for a minimum of 12 months, depending on the Company’s growth plan, there may be reason to raise additional funds from time to time in order to implement our business plan, take advantage of opportunities, including the expansion of our business or the acquisition of complementary products, technologies or businesses; develop new products or expand existing lines of business, including the launching of new products or responding to competitive pressures. If we are unable to find ways to finance the manufacturing and development of products to scale the business on acceptable terms or at all, or we or our financing partners default on our respective obligations to fund such costs, we could be required to delay, significantly curtail or eliminate planned products or marketing programs which could have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we will be able to timely secure financing on favorable terms, or at all, for any of the foregoing purposes.

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

Should we be unable to scale and or generate enough positive cashflow to offset the costs of being a public company, the effect could have an adverse effect on our business.

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

The trading market for our Common Stock will rely in part on the research and reports that industry or financial analysts publish about us, our business, our markets and our competitors. We do not control these analysts. If securities analysts do not cover our Common Stock, the lack of research coverage may adversely affect the market price of our Common Stock. Furthermore, if one or more of the analysts who do cover us downgrade our stock or if those analysts issue other unfavorable commentary about us or our business, our stock price would likely decline. If one or more of these analysts cease coverage of us or fails to regularly publish reports on us, we could lose visibility in the market and interest in our stock could decrease, which in turn could cause our stock price or trading volume to decline and may also impair our ability to expand our business with existing customers and attract new customers.

Future sales and issuances of our Common Stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We do not expect that significant additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our product, and continuing activities as an operating public company. If additional capital is needed, to the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell Common Stock, convertible securities or other equity securities in one or more transactions at prices and terms that we determine at our discretion. If we sell Common Stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Also, the issuance of shares of Common Stock as a result of the exercise of the Company’s outstanding Series A and Series B Warrants will result in additional dilution of the percentage ownership of existing shareholders.

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

Nasdaq Listing

The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “NWTG

On January 29, 2025, the Company received a written notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) due to the Company’s common stock not maintaining a closing bid price of at least $1.00 per share for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market.

Normally, a company would be afforded a 180-day calendar period to demonstrate compliance with the minimum bid price requirement. However, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for any compliance period due to the fact that the Company had affected a reverse split within the prior one-year period. The Company requested a hearing before a Panel as provided in the Nasdaq Rules. The hearing request automatically stayed any suspension or delisting action pending the hearing. On March 11, 2025, the hearing was held and the Company requested an extension based on the reverse split occurring on March 17, 2025. The Panel has granted an extension to the Company.

Additionally, as of December 31, 2024, the Company had a negative Shareholders’ Equity of $4,142,000 resulting from the derivative liability from the issuance of the Company’s Series A and Series B Warrants in December 2024 as part of the Company’s public offering. However, because most of the Series B Warrants were exercised on or before March 31, 2025, the issuance of the shares upon such exercise will be accounted for as additional paid-in capital. The effect of the exercised warrants and corresponding adjustment to the warrant liability and additional paid-in-capital on a pro forma basis, is that as of December 31,2024, the stockholder’s equity is $6,5633,000. Accordingly, as of March 31, 2025, the Company is in full compliance with the continuing listing requirement for stockholders’ equity.

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

Our Chief Financial Officer provides periodic briefings to the audit committee regarding the Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and similar issues. Our audit committee provides regular updates to the Board of Directors on such reports.

Item 2. Property

We lease on a month-to-month basis approximately 4,700 square feet of office space in Camarillo, California, which serves as our principal executive offices and research and development facility.

The Company leases approximately 9,000 square feet of manufacturing, assembly, and distribution space in St. Joseph, Missouri. The lease currently expires in December 2027.

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

On March 11, 2025, the Company’s Board of Directors approved and, by written consent dated February 26, 2025, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to change our name from Sacks Parente Golf, Inc. to Newton Golf Company, Inc. to better reflect its commitment to revolutionizing golf through advanced physics and precision engineering. The change to Newton Golf Company, Inc. became effective on March 17, 2025.

As of March 31, 2025, there was 4,287,902 outstanding shares of common stock.

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

On August 14, 2023, we entered into an underwriting agreement with The Benchmark Company for the purchase of shares of the Company’s common stock, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission. In the offering, the Company sold 10,667 shares of common stock, at a price of $1,200.00 per share. The offering closed on August 17, 2023, and total proceeds received, net of fees, were $11.6 million including an underwriting discount of 7% and a non-accountable expenses allowance of 1% based on the aggregate proceeds of the offering.

Recent Events

Secondary Public Offering

On October 8, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the offering, issuance and sale of up to 12,200 shares of the Company’s common stock at a public offering price of $60.00 per share. The offering closed on October 10, 2024. The net proceeds to the Company for the offering were $467,000, after deducting the underwriting discounts and commissions and estimated offering expenses.

On December 12, 2024, we entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the sale of up to 233,333 Common Units, each consisting of one (1) share of Common Stock, one (1) Series A Common Warrant to purchase one (1) share of Common Stock per warrant, and one (1) Series B Common Warrant to purchase one (1) share of Common Stock per warrant. The public offering price per Common Unit is $36.00. The initial exercise price of each Series A Common Warrant is $72.00 per share of Common Stock. The Series A Common Warrants are exercisable following stockholder approval and expire 60 months thereafter. The initial exercise price of each Series B Common Warrant is $72.00 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Common Warrants are exercisable following stockholder approval and expire 30 months thereafter. The offering closed on December 13, 2024. The net proceeds to us for the offering were approximately $7,326,000, after deducting underwriting discounts and commissions and estimated offering expenses.

Newton Motion Shafts

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

The Newton Motion shafts are manufactured at our manufacturing and assembly facility in St. Joseph, Missouri

Gravity Putters

As part of the rebranding to Newton Golf Company, we introduced a new line of putters under the Newton Gravity brand.

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

Pursuant to the Determination Letter, the Company requested a hearing before a Hearings Panel (the “Panel”). The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. By letter dated June 24, 2024, the Company was notified that the Panel granted the Company a temporary exception to regain compliance with the Bid Price Requirement subject to the following milestones: (1) on or before July 31, 2024, the Company must effect a reverse stock split and, thereafter maintain a $1.00 closing bid price for a minimum of ten consecutive business days; and (2) on or before August 13,2024, the Company must demonstrate compliance with the Bid Price requirement by evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading sessions. As set forth below, the Company effected a reverse stock split on July 30, 2024. By letter dated August 13, 2024 from the Nasdaq Office of General Counsel, the Company was informed that it has regained compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2).

On January 29, 2025, the Company received a written notice (the “Notice”) from Nasdaq notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) due to the Company’s common stock not maintaining a closing bid price of at least $1.00 per share for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

Normally, a company would be afforded a 180-day calendar period to demonstrate compliance with the minimum bid price requirement. However, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period due to the fact that the Company has affected a reverse split within the prior one-year period.

The Company requested a hearing a Panel, as provided in the Nasdaq Rules. The hearing request automatically stayed any suspension or delisting action pending the hearing. On March 11, 2025, the hearing was held and the Company requested an extension based on the reverse split occurring on March 17, 2025. The Panel has granted an extension to the Company to regain compliance.

Additionally, as of December 31, 2024, the Company had a negative Shareholders’ Equity of $4,4142,000 resulting from the derivative liability from the issuance of the Company’s Series A and Series B Warrants in December 2025 as part of the Company’s public offering. However, because most of the Series B Warrants were exercised on or before March 31, 2025, the issuance of the shares upon such exercise will be accounted for as additional paid-in capital. The effect of the exercised warrants and corresponding adjustment to the warrant liability and additional paid-in-capital on a pro forma basis, is that as of December 31, 2024, the stockholder’s equity is $6,653,000. Accordingly, as of March 31, 2025, the Company believes it will be in full compliance with the continuing listing requirement for stockholders’ equity.

Reverse Stock Splits

On July 18, 2024, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares (the “First Reverse Stock Split”). The First Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on July 30, 2024 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. As a result of the First Reverse Split, every ten shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the First Reverse Stock Split. No fractional shares were issued in connection with the First Reverse Stock Split, as all fractional shares were rounded up to the next whole share.

On March 4, 2025, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-30 shares (the “Second Reverse Stock Split”). The Second Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on March 17, 2025 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol.

As a result of the Second Reverse Split, every thirty shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the Second Reverse Stock Splits. No fractional shares were issued in connection with the Second Reverse Stock Split, as all fractional shares were rounded up to the next whole share. Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the First and Second Reverse Stock Splits for all periods presented. Proportionate adjustments for the First and Second Reverse Stock Splits have been made to the per share exercise price and the number of shares issuable upon the exercise of warrants, the number of shares reserved for issuance under the Company’s equity plans, and all the then outstanding awards under the Company’s equity plans. The First and the Second Reverse Stock Splits did not change the par value of the common stock or modify any voting rights or other terms of common stock.

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

Comparison of the Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Our sales, cost of goods sold, operating expenses, and net loss from operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023 were as follows (amounts are rounded to nearest thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	% Change

Net Sales	$3,445,000	$349,000	887%
Cost of goods sold	1,171,000	227,000	416%
Gross profit	2,274,000	122,000	1,764%

Operating expenses:
Selling, general and administrative	6,509,000	4,497,000	45%
Research and development	743,000	258,000	188%
Total operating expenses	7,252,000	4,755,000	53%

Loss from operations	(4,978,000)	(4,633,000)	7%

Interest income (expense), net	161,000	8,000	1,900%
Financing costs	(6,913,000)	-	100%
Change in fair value of warrant liability	(22,000)	-	100%

Net loss	$(11,752,000)	$(4,625,000)	154%

Net Sales

Our net sales increased $3.1 million, or 887%, to approximately $3.5 million during the year ended December 31, 2024, compared to $349,000 during the year ended December 31, 2023. The increase in net sales was from the introduction of our Newton Motion driver shaft product line in November 2023, and our Newton Motion fairway shaft product line in April 2024. For the year ended December 31, 2024, we generated $2.9 million of net sales from the Newton Motion shafts, and we generated approximately 84% of our net sales through our websites.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $944,000 to $1.2 million for the year ended December 31, 2024, compared to $227,000 for the year ended December 31, 2023, due to our increase in net sales. Our gross margin was 66% and 35% for the year ended December 31, 2024 and 2023, respectively. The increase in gross margin was due to the change in product mix sold and changes to our inventory reserves as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock-based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased approximately $2.0 million to $6.5 million during the year ended December 31, 2024, compared to $4.5 million during the year ended December 31, 2023. The increase in selling, general and administrative expenses were from increased employee related expenses, increased public company related costs, increased advertising expense, and from routine changes in our selling, general and administrative expenses accounts to support our operations, as compared to the prior year period.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses increased $485,000 to $742,000 during the year ended December 31, 2024, compared to $258,000 during the year ended December 31, 2023. The increase in research and development costs were due to costs incurred to test and refine prior to the commercialization of our Newton Motion fairway wood shaft product, which was launched in early April 2024. In addition, beginning in October 2023, the employment costs of our Chief Technology Officer and Vice President of Research & Development were recorded as a component of our research and development expenses, which we previously recorded to selling general and administrative expenses.

Loss from operations

Loss from operations increased to $5.0 million for the year ended December 31, 2024, compared to $4.6 million for the year ended December 31, 2023. The increase in our net loss was due to our increased operating expenses, offset by increased gross profit, as discussed above.

Other income (expense), net

During the year ended December 31, 2024, the Company recorded financing cost of $6,913,000 and a change in the fair value of warrant liabilities of $22,000 (see Note 8 of the accompanying financial statements), both of which did not occur in the prior year period. Interest income, net was $161,000 for the year ended December 31, 2024, compared to interest income, net of $8,000 for the year ended December 31, 2023. The increase in interest income was due to our paying off our debt with the proceeds received from our initial public offering in August 2023, and the interest earned on our bank balances, as compared to the prior year period.

Net loss

Net loss increased to $11.8 million for the year ended December 31, 2024, compared to $4.6 million for the year ended December 31, 2023. The increase in our net loss was due to the short-term warrant liability of $14,261,000, of which $6,676,000 was attributed to financing costs, with an additional $259,000 due to the change in fair value of the warrant liability. Additional operating expenses and other expenses were offset by increased gross profit, as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Year Ended December 31,
	2024	2023

Net cash provided by (used in):
Operating activities	$(4,929,000)	$(5,047,000)
Investing activities	(502,000)	(289,000)
Financing activities	7,743,000	10,503,000
Net increase in cash	$2,312,000	$5,167,000

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 totalled $4,929,000, compared to net cash used in operating activities for the year ended December 31, 2023 of $5,047,000. The decrease in net cash used in operations for the year ended December 31, 2024, was primarily related to cash used to repay our accrued payroll to officers.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2024 totalled $502,000, and was for the purchase of property and equipment. Net cash used in investing activities for the year ended December 31, 2023 totaled $289,000, and was for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $7,743,000, which included net proceeds after commissions and expenses of $7.8 million from our initial public offering, offset by $50,000 for repayment of our software licensing obligation. Net cash provided by financing activities for the year ended December 31, 2023 was $10.5 million, which included net proceeds after commissions and expenses of $11.0 million from our initial public offering, proceeds of $180,000 received in the private placement of common stock, proceeds of $81,000 from loans, $230,000 for deferred offering costs related to our initial public offering, offset by loan repayments to related parties of $557,000, repayment of notes payables of $445,000, and $15,000 repayment of our equipment purchase obligation.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

On October 8, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the offering, issuance and sale of up to 12,200 shares of the Company’s common stock at a public offering price of $60.00 per share. The offering closed on October 10, 2024. The net proceeds to the Company for the offering were $467,000, after deducting the underwriting discounts and commissions and estimated offering expenses.

On December 12, 2024, we entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the sale of up to 233,333 Common Units, each consisting of one (1) share of Common Stock, one (1) Series A Common Warrant to purchase one (1) share of Common Stock per warrant, and one (1) Series B Common Warrant to purchase one (1) share of Common Stock per warrant. The public offering price per Common Unit is $36.00. The initial exercise price of each Series A Common Warrant is $72.00 per share of Common Stock. The Series A Common Warrants are exercisable following stockholder approval and expire 60 months thereafter. The initial exercise price of each Series B Common Warrant is $72.00 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Common Warrants are exercisable following stockholder approval and expire 30 months thereafter. The offering closed on December 13, 2024. The net proceeds to us for the offering were approximately $7,326,000, after deducting underwriting discounts and commissions and estimated offering expenses.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2024, we incurred a net loss of $11,752,000 and used cash in operations of $4,929,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern.

At December 31, 2024, we had cash and cash equivalents on hand in the amount of $7.7 million. Management expects its cash on hand on December 31, 2024, to last for at least the next 12 months.

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

Off-Balance Sheet Arrangements

At December 31, 2024 and 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the Financial Accounting Standards Board (FASB) in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newton Golf Company, Inc.

Camarillo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newton Golf Company (formally Sacks Parente Golf, Inc.), (the “Company”) as of December 31, 2024 and 2023, the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring operating losses and negative operating cash flows since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provided a reasonable basis for our opinion.

We have served as the Company’s auditor since 2022.

/s/Weinberg & Company

Weinberg & Company

Los Angeles, California

April 4, 2025

NEWTON GOLF COMPANY, INC.

(FKA SACKS PARENTE GOLF, INC.)

BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	December 31,	December 31,
	2024	2023

ASSETS
Current Assets
Cash and cash equivalents	$7,650,000	$5,338,000
Accounts receivable, net	115,000	53,000
Inventory, net of reserve for obsolescence of $49,000 and $98,000, respectively	913,000	248,000
Prepaid expenses and other current assets	274,000	196,000
Total Current Assets	8,952,000	5,835,000

Property and equipment, net	716,000	379,000
Right of use asset	34,000	65,000
Software licensing agreement, net	59,000	110,000
Deposits	5,000	5,000
Total Other Assets	814,000	559,000

TOTAL ASSETS	$9,766,000	$6,394,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$572,000	$401,000
Lease liability, current	34,000	31,000
Software licensing obligation, current	54,000	41,000
Customer deposits	-	2,000
Warrant Liability	14,261,000	-
Total Current Liabilities	14,921,000	475,000

Software licensing fee obligation, net of current	32,000	95,000
Lease liabilities, net of current	-	34,000
Total Liabilities	14,953,000	604,000

Shareholders’ Equity (Deficiency)
Preferred stock, par value $0.01, 5,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common stock, par value $0.01, 45,000,000 shares authorized; 297,184 and 51,651 shares issued and outstanding, respectively	3,000	1,000
Additional paid-in capital	16,879,000	16,106,000
Accumulated deficit	(22,069,000)	(10,317,000)
Total Shareholders’ Equity (Deficiency)	(5,187,000)	5,790,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$9,766,000	$6,394,000

The accompanying notes are an integral part of these financial statements.

NEWTON GOLF COMPANY

(FKA SACKS PARENTE GOLF, INC.)

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2024 and 2023

(Amounts rounded to nearest thousands, except share and per share amounts)

	Years Ended December 31,
	2024	2023

Revenues	$3,445,000	$349,000
Cost of goods sold	1,171,000	227,000
Gross profit	2,274,000	122,000

Operating expenses:
Selling, general and administrative expense	6,509,000	4,497,000
Research and development expenses	743,000	258,000
Total operating expenses	7,252,000	4,755,000

Loss from operations	(4,978,000)	(4,633,000)

Interest income, net	161,000	8,000
Financing costs	(6,913,000)	-
Change in fair value of warrant liabilities	(22,000)	-
Net Loss	$(11,752,000)	$(4,625,000)

Loss per common share – basic and diluted	$(178.33)	$(113.38)

Weighted average common shares outstanding – basic and diluted	65,899	40,791

The accompanying notes are an integral part of these financial statements.

NEWTON GOLF COMPANY

(FKA SACKS PARENTE GOLF, INC.)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Years Ended December 31, 2024 and 2023

(Amounts rounded to nearest thousands, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficiency
Balance, December 31, 2022	38,946	$-	$3,810,000	$(5,692,000)	$(1,882,000)
Vesting of options	-	-	443,000		443,000
Shares issued for services	167	-	225,000		225,000
Proceeds from private sale of common stock	1,871	-	600,000		600,000
Proceeds from public sale of common stock, net of expenses	10,667	1,000	11,028,000		11,029,000
Net Loss				(4,625,000)	(4,625,000)
Balance, December 31, 2023	51,651	1,000	16,106,000	(10,317,000)	5,790,000

Vesting of options	-	-	308,000		308,000
Proceeds from public offering of common stock, net of expenses	245,533	2,000	7,791,000		7,793,000
Fair value of warrant liability related to public offering	-	-	(7,326,000)		(7,326,000)
Net Loss				(11,752,000)	(11,752,000)
Balance, December 31, 2024	297,184	$3,000	$16,879,000	$(22,069,000)	$(5,187,000)

The accompanying notes are an integral part of these financial statements.

NEWTON GOLF COMPANY

(FKA SACKS PARENTE GOLF, INC.)

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

(Amounts rounded to nearest thousands)

	Years Ended December 31,
	2024		2023

Cash Flows from Operating Activities
Net Loss		$(11,752,000)	$(4,625,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation		165,000	32,000
Amortization of deferred software licensing agreement		51,000	26,000
Change in reserve for doubtful accounts		19,000	-
Change in reserve for inventory obsolescence		(49,000)	25,000
Vesting of options		308,000	443,000
Financing costs		6,913,000	-
Change in fair value of warrant liability		22,000	-
Shares issued for services		-	225,000
Right-of-use asset		31,000	30,000
Changes in operating assets and liabilities
Accounts receivable		(81,000)	(51,000)
Inventory		(616,000)	(131,000)
Prepaids and other current assets		(78,000)	(180,000)
Accounts payable and accrued expenses		171,000	304,000
Accrued payroll to officers		-	(1,095,000)
Lease liability		(31,000)	(31,000)
Customer deposits		(2,000)	(19,000)
Net cash used in operating activities		(4,929,000)	(5,047,000)

Cash Flows from Investing Activities
Purchase of property and equipment		(502,000)	(289,000)
Net cash used in investing activities		(502,000)	(289,000)

Cash Flows from Financing Activities
Payment of equipment purchase obligation		-	(15,000)
Deferred offering costs		-	230,000
Proceeds from private sale of common stock subject to possible redemption		-	180,000
Proceeds from public sale of common stock, net		7,793,000	11,029,000
Proceeds from notes payable		-	61,000
Software licensing obligation		(50,000)	-
Repayment of notes payable		-	(445,000)
Proceeds from loans payable – related party		-	20,000
Repayment of loans payable – related party		-	(557,000)
Net cash provided by financing activities		7,743,000	10,503,000

Net increase in cash		2,312,000	5,167,000
Cash and cash equivalents and restricted cash beginning of period		5,338,000	171,000
Cash and cash equivalents and restricted cash end of period		$7,650,000	$5,338,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$		$-
Cash paid for income taxes	$		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrant liability		$14,239,000	$-
New right of use asset and lease liability		$-	$73,000
Recording of deferred software licensing agreement		$-	$136,000
Reclass of common stock subject to redemption to equity		$-	$420,000

The accompanying notes are an integral part of these financial statements.

NEWTON GOLF COMPANY

(FKA SACKS PARENTE GOLF, INC.)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023
(Amounts rounded to nearest thousands, except share and per share amounts)

NOTE 1 – OPERATIONS AND LIQUIDITY

Newton Golf Company, Inc. (“we,” the “Company”) was formed in 2018 as Sacks Parente Golf, Inc., a Delaware limited liability company. On March 18, 2025 the Company converted into a Delaware corporation named Newton Golf Company, Inc. Pursuant to our Plan of Conversion, on March 18, 2025, all of the outstanding ownership interests in Sacks Parente Golf, Inc., and rights to receive such interest were converted into and exchanged for shares of capital stock of Newton Golf Company. The Company retroactively reflected the conversion as of the earliest periods presented herein.

On March 11, 2025, the Company’s Board of Directors approved and, by written consent dated February 26, 2025, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to change our name from Sacks Parente Golf, Inc. to Newton Golf Company, Inc. to better reflect its commitment to revolutionizing golf through advanced physics and precision engineering. The change to Newton Golf Company, Inc. became effective on March 17, 2025. All references throughout this filing to Newton Golf Company, Inc. have been changed to Newton Golf Company.

Newton Golf Company, Inc. is a technology-forward golf company, with a growing portfolio of golf products, including putting instruments, golf shafts, golf grips, and other golf-related products. In consideration of its growth opportunities in shaft technologies, in April of 2022, the Company expanded its manufacturing business to include advanced premium golf shafts by opening a new shaft manufacturing facility in St. Joseph, MO. It is the Company’s intent to manufacture and assemble substantially all products in the United States. The Company anticipates expansion into golf apparel and other golf-related product lines to enhance its growth. The Company’s future expansions may include broadening its offerings through mergers, acquisitions or internal developments of product lines that are complementary to its premium brand.

The Company currently sells its products through resellers, the Company’s websites, and distributors in the United States, Japan, and South Korea.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2024, the Company incurred a net loss of $11,752,000 and used cash in operations of $4,929,000 and had a stockholders’ deficit of $5,187,000 as of that date. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2024, the Company had cash and cash equivalents on hand in the amount of $7,650,000.  The Company expects its cash on hand on December 31, 2024, will last at least the next 12 months.

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

Reverse Stock Splits

On July 18, 2024, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares (the “First Reverse Stock Split”). The First Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on July 30, 2024 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. As a result of the First Reverse Split, every ten shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the First Reverse Stock Split. No fractional shares were issued in connection with the First Reverse Stock Split, as all fractional shares were rounded up to the next whole share.

On March 4, 2025, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-30 shares (the “Second Reverse Stock Split”). The Second Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on March 17, 2025 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. All shares and per share amounts and information presented herein have been retroactively adjusted to reflect the reverse stock splits for all periods presented.

The authorized number of shares of common stock was not affected by the First or Second Reverse Stock Splits. No fractional shares were issued in connection with the First or Second Reverse Stock Split, as all fractional shares were rounded up to the next whole share. Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the First and Second Reverse Stock Split for all periods presented. Proportionate adjustments for the First and Second Reverse Stock Splits have been made to the per share exercise price and the number of shares issuable upon the exercise of warrants, the number of shares reserved for issuance under the Company’s equity plans, and all the then outstanding awards under the Company’s equity plans. The First and Second Reverse Stock Splits will not change the par value of the common stock or modify any voting rights or other terms of common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Those estimates and assumptions include estimates for reserves of uncollectible accounts receivables, assumptions used in valuing inventories at net realizable value, impairment testing of recorded long-term and tangible and intangible assets, the valuation allowance for deferred tax assets, accruals for potential liabilities, assumptions made in valuing warrant liabilities, and assumptions made in valuing stock instruments issued for services.

Cash and Cash Equivalents

The Company’s cash consists of cash on deposit with banks. Cash equivalents represent money market funds or short-term investments with original maturities of three months or less from the date of purchase.

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At December 31, 2024, management recorded an allowance for doubtful accounts of $19,000. At December 31, 2023, management determined that no allowance was necessary.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined on a first-in, first-out (“FIFO”) basis. We regularly review our inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and our ability to sell the product(s) concerned. Demand for our products can fluctuate significantly. Factors that could affect demand for our products include unanticipated changes in consumer preferences, general market conditions or other factors, which may result in cancellations of advance orders or a reduction in the rate of reorders placed by customers. Additionally, our management’s estimates of future product demand may be inaccurate, which could result in an understated or overstated provision required for excess and obsolete inventory. At December 31, 2024 and 2023, management recorded a reserve for slow moving and potentially obsolete inventory of $49,000 and $98,000, respectively.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2024 and 2023, the Company determined there were no indicators of impairment of its property and equipment.

 Warrant Liabilities

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the Financial Accounting Standards Board (FASB) in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Years Ended December 31,
	2024	2023
Net Sales Source	Revenue	Revenue	% Change
Distributors and retailers	$553,000	$119,000	365%
Online Sales	2,892,000	230,000	1157%
Net Sales	$3,445,000	$349,000	887%

The following table presents our net sales by product lines for the period presented:

	Years Ended December 31,
	2024	2023
Product Line	Revenue	Revenue
Driver and Fairway Shafts	$3,172,000	$58,000
Putters	273,000	291,000
Net Sales	$3,445,000	$349,000

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

For the years ended December 31, 2024 and 2023, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2024	December 31, 2023
Stock Options	13,659	$8,539
Series A Warrants	268,333	-
Series B Warrants	268,333	-
Total	550,325	$8,539

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $1,614,000 and $827,000 for the years ended December 31, 2024 and 2023, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $743,000 and $258,000 for the years ended December 31, 2024 and 2023, respectively,

Stock-Based Compensation

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

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company through August 14, 2023, and lacks company-specific historical and implied volatility information. Therefore, it estimated its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the consumer products industry with characteristics similar to the Company. The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of warrant liabilities are determined with level 3 inputs.

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest-bearing cash balances were fully insured at December 31, 2024 and 2023.

Accounts Receivable. At December 31, 2024, two customers accounted for more than 44% and 20% of accounts receivable, respectively. At December 31, 2023, one customer accounted for 100% of accounts receivable. No other customers exceeded 10% of accounts receivable.

Net sales. During the year ended December 31, 2024, no customer exceeded 10% of net sales. During the year ended December 31, 2024, approximately 6% of the Company’s net sales were international, and 94% of the Company’s net sales were in the United States. During the year ended December 31, 2023, one customer classified as a distributor accounted for 26% of net sales. No other customers exceeded 10% of net sales. During the year ended December 31, 2023, approximately 74% of the Company’s net sales were in the United States, and 26% of the Company’s net sales were in South Korea.

Income Taxes

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, Segment Reporting, including the significant segment expense disclosures. This standard became effective for the Company on January 1, 2024. The adoption of 2023-7 did not have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost (first-in, first-out) or net realizable value, and net of reserves is comprised of the following:

	December 31, 2024	December 31, 2023
Raw materials, net	$838,000	$74,000
Finished goods, net	75,000	174,000
Total	$913,000	$248,000

At December 31, 2024 and 2023, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $49,000 and $98,000, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2024	December 31, 2023
Machinery and Equipment	$717,000	$334,000
Leasehold Improvements	161,000	46,000
Automobile	46,000	42,000

Accumulated depreciation	(208,000)	(43,000)
Property and equipment, net	$716,000	$379,000

Depreciation expense is included in selling, general and administrative expenses in the accompanying Statements of Operations. For the years ended December 31, 2024 and 2023, depreciation expenses were $165,000 and $32,000, respectively.

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

The Company initially recorded the $136,000 cost as a deferred software licensing asset and liability on the accompanying Balance Sheet. The deferred software licensing asset is being amortized over the license period. The deferred software licensing balance was $110,000 at December 31, 2023. During the year ended December 31, 2024, the Company recorded amortization expense of $51,000, resulting in a deferred software licensing balance of $59,000 at December 31, 2024.

During the year ended December 31, 2023, the Company made no payments, leaving a software license obligation balance was $136,000 at December 31, 2023. During the year ended December 31, 2024, the Company made payments of $50,000, leaving a software license obligation balance was $86,000, of which the current portion was $54,000, leaving a long-term software license obligation of $32,000 at December 31, 2024.

Future payments under the software license obligation are as follows:

Years Ending December 31,	Amount
2025	$45,000
2026	41,000
Total payments	86,000
Less: current portion	(54,000)
Non-current portion	$32,000

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

The Company’s ROU asset balance was $65,000 as of December 31, 2023. During the year ended December 31, 2024, the Company recorded a reduction of ROU assets of $31,000 related to its leases, resulting in an ROU asset balance of $34,000 as of December 31, 2024.

The Company’s lease liability balance was $65,000 as of December 31, 2023. During the year ended December 31, 2024, the Company made payments of $31,000 against its operating lease liability, resulting in a lease liability of $34,000.

During the year ended December 31, 2024 and 2023, lease costs totaled approximately $98,000 and $84,000, respectively.

As of December 31, 2024, the weighted average remaining lease terms for operating lease is 1.00 years, and the weighted average discount rate for operating lease is 10.00%.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2025	$36,000
Total payments	36,000
Less: Amount representing interest	(2,000)
Present value of net minimum lease payments	34,000
Less: Current portion	(34,000)
Non-current portion	$-

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock Issued for Services

On March 6, 2023, the Company entered into a Management Services Agreement (“MSA”) with Steve Handy to serve in the role as the Company’s Chief Financial Officer. As part of the MSA, the Company issued Mr. Handy 167 shares of restricted common stock with immediate vesting, which the Company determined had a fair value of $225,000, or $1,350 per share. The fair value of $225,000 was recorded as a component of selling, general, and administrative expenses on the Statements of Operations during the year ended December 31, 2023.

Common Stock Issued for Public Offerings

On August 14, 2023, the Company entered into a underwriting agreement with The Benchmark Company for the purchase of shares of the Company’s common stock, in an offering of securities registered under an effective registration statement filed with the Securities and Exchange Commission. In the offering, the Company sold 10,667 shares of common stock, at a price of $1,200 per share. The offering closed on August 17, 2023, and total proceeds received, net of fees, were $11,594,000 including an underwriting discount of 7% and a non-accountable expenses allowance of 1% based on the aggregate proceeds of the offering. The Company incurred expenses of $565,000 associated with our initial public offering, resulting in net proceeds for the Company of $11,029,000.

On October 8, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the offering, issuance and sale of up to 12,200 shares of the Company’s common stock at a public offering price of $60.00 per share. The offering closed on October 10, 2024. The net proceeds to the Company for the offering were $467,000, after deducting the underwriting discounts and commissions and estimated offering expenses.

On December 12, 2024, we entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the sale of up to 233,333 Common Units, each consisting of one (1) share of Common Stock, one (1) Series A Common Warrant to purchase one (1) share of Common Stock per warrant, and one (1) Series B Common Warrant to purchase one (1) share of Common Stock per warrant. The public offering price per Common Unit is $36.00. The initial exercise price of each Series A Common Warrant is $72.00 per share of Common Stock. The Series A Common Warrants are exercisable following stockholder approval and expire 60 months thereafter. The initial exercise price of each Series B Common Warrant is $72.00 per share of Common Stock or pursuant to an alternative cashless exercise option. The Series B Common Warrants are exercisable following stockholder approval and expire 30 months thereafter. The offering closed on December 13, 2024. The net proceeds to us for the offering were approximately $7,326,000, after deducting underwriting discounts and commissions and estimated offering expenses.

As discussed below, the Series A and B warrants have been accounted for as a liability. The fair value of the warrant at the date of issuance was determined to be $12,456,000 (Series B) and $1,783,000 (Series A). Upon closing of the offering, the fair value of the warrant liability, up to the amount of funds received of $7,326,000 was recorded as a cost of capital and the excess of $6,913,000 was recorded as a finance cost.

Equity Incentive Plans

Summary of Options

A summary of stock options for the year ended December 31, 2024 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance outstanding, December 31, 2022	7,403	$300.00
Options granted	3,893	247.87
Options forfeited	(2,757)	274.03
Balance outstanding, December 31, 2023	8,539	$276.47
Options granted	8,053	44.57
Options forfeited	(2,933)	-
Balance outstanding, December 31, 2024	13,659	142.99
Balance exercisable, December 31, 2024	4,815	285.30

Information relating to outstanding options at December 31, 2024, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise Price		Life	Average		Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$9.60	6,587	6.55	$9.60	-	$-
$201.60	2,160	5.99	$201.60	457	$201.60
$206.70	767	3.91	$206.70	277	$206.70
$300.00	4,145	2.95	$300.00	4,081	$300.00
	13,659	118.22	$25.73	4,815	$285.30

On January 1, 2024, the Company’s Board of Directors appointed Jane Casanta to the Company’s Board of Directors. The Board granted Ms. Casanta options to purchase 133 shares of common stock under the Company’s 2024 Equity Incentive Plan, at an exercise price of $201.60 per common share, vesting for a thirty-six (36) month period, and an expiration period of seven years. The grant of options was for board service to be rendered for the year ended December 31, 2024. The total fair value of these options at grant date was approximately $22,145, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $201.60 per share, the expected term of five years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 3.87%.

On July 18, 2024 (the “Meeting Date”), the Compensation Committee of the Board of Directors of the Company discussed the appointment of Gregor Campbell as the Company’s permanent Executive Chairman retroactive to July 1, 2024 (the “Appointment Date”). The appointment was not effective until the Company received from all directors a counterpart copy of the resolutions regarding the details of his compensation agreement, the last of which was received on July 26, 2024. On the Meeting Date, he was also granted an option (the “Option”) to purchase 1,333 shares of the Company’s Common Stock at an exercise price of $160.20 per share which was the closing price on the Nasdaq Stock Market on the Meeting Date. The Option terminates on the earlier of seven years from the Meeting Date or nine months from Mr. Campbell’s separation date from the Company and vests monthly over 36 months commencing on the Meeting Date. The total fair value of these options at grant date was $171,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $160.20 per share, the expected term of seven years, volatility of 150%, dividend rate of 0%, and risk-free interest rate of 3.49%.

On December 20, 2024, the Company’s Board of Directors granted themselves aggregate options to purchase 5,020 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $9.60 per common share, vesting for a thirty-six (36) month period, and an expiration period of seven years. The grant of options was for board service for the years ended 2024 and 2025. The total fair value of these options at grant date was approximately $44,223, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $9.60 per share, the expected term of seven years, volatility of 150%, dividend rate of 0%, and risk-free interest rate of 4.45%.

On December 20, 2024, the Company’s Board of Directors also granted Angelo Papadourakis and Megan Kelly aggregate options to purchase 733 shares of common stock at an exercise price of $9.60 per common share, vesting for a thirty-six (36) month period. The total fair value of these options at grant date was approximately $6,460, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $9.60 per share, the expected term of seven years, volatility of 150%, dividend rate of 0%, and risk-free interest rate of 4.45%.

On December 20, 2024, the Company’s Board of Directors also granted Shigeyuki Okabe and Dourg Barron aggregate options to purchase 667 shares of common stock at an exercise price of $9.60 per common share, vesting for a twenty-four (24) month period. The total fair value of these options at grant date was approximately $5,459, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $9.60 per share, the expected term of five years, volatility of 150%, dividend rate of 0%, and risk-free interest rate of 4.37%.

On December 20, 2024, the Company’s Board of Directors also granted Jeff Opheim options to purchase 167 shares of common stock at an exercise price of $9.60 per common share, vesting in one-year. The total fair value of these options at grant date was approximately $1,311, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $9.60 per share, the expected term of five years, volatility of 150%, dividend rate of 0%, and risk-free interest rate of 4.37%.

On March 6, 2023, the Company entered into a Management Services Agreement (“MSA”) with Steve Handy to serve in the role as the Company’s Chief Financial Officer through September 6, 2023. The Company granted Mr. Handy options to purchase 233 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $321.00 per common share, vesting for a six-month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $274,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $1,350 per share, based on the Company’s current public offering price, the expected term of three years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 4.61%.

On September 7, 2023, the Company entered into an employment agreement with Steve Handy to serve in the role as the Company’s Chief Financial Officer. The Company granted Mr. Handy options to purchase 1,200 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $321 per common share, vesting for a thirty-six (36) month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $478,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $492 per share, the expected term of four years, volatility of 112%, dividend rate of 0%, and risk-free interest rate of 4.52%.

On November 27, 2023, the Company entered into an employment agreement with Scott White to serve in the role as the Company’s Chief Operating Officer. The Company granted Mr. White options to purchase 1,000 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $206.70 per common share, with 25 percent vesting after the first twelve months, with the remaining seventy-five (75) percent vesting monthly over the next twenty-four (24) month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $147,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $206.70 per share, the expected term of four years, volatility of 100%, dividend rate of 0%, and risk-free interest rate of 4.49%.

From October 2023 to December 2023, Mr. Campbell assumed additional responsibilities as Chairman of the Board due to the Company’s CEO leave of absence related to a family health matter. For the assumption of additional responsibilities, the Board agreed to compensate Mr. Campbell $10,000 per month. In addition, on November 27, 2023, the Company’s Board of Directors granted Mr. Campbell options to purchase 767 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $206.70 per common share, vesting for a thirty-six (36) month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $113,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $206.70 per share, the expected term of four years, volatility of 100%, dividend rate of 0%, and risk-free interest rate of 4.49%.

On December 22, 2023, the Company’s Board of Directors granted themselves aggregate options to purchase 693 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $207 per common share, vesting for a thirty-six (36) month period, and an expiration period of seven years. The grant of options was for board service for the years ended 2023 and 2024. The total fair value of these options at grant date was approximately $115,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $207 per share, the expected term of five years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 3.87%.

During the year ended December 31, 2024 and 2023, the Company recognized approximately $308,000 and $443,000 of compensation expense, respectively, relating to vested stock options. As of December 31, 2024, the aggregate amount of unvested compensation related to stock options was approximately $435,000 which will be recognized as an expense as the options vest in future periods through December 2031.

As of December 31, 2024, the outstanding and exercisable options had an intrinsic value of $20,000. The aggregate intrinsic value was calculated as the difference between the estimated market value of $12.60 per share as of December 31, 2024, and the exercise price of the outstanding options.

NOTE 8 – WARRANTS CLASSIFIED AS LIABILITY

	Warrants issued	FV as of 12/12/24	FV as of 12/31/24
Series A Warrants	268,333	$1,783,000	$1,805,000
Series B Warrants	268,333	12,456,000	12,456,000

The securities purchase agreements governing the Series A and Series B Warrants discussed in Note 7 (collectively, the “Purchase Warrants”) provide for a value calculation that result in liability treatment.

Series A Warrants

The outstanding and exercisable Series A Warrants are exercisable at a price of $72.00 per share and expire 60 months from the date of shareholder approval. The fair value of the Series A Warrants were valued with a binomial model. The Company was a private company through August 14, 2023, and lacks company-specific historical and implied volatility information. Therefore, it estimates its expected stock volatility based on the historical volatility of a publicly traded set of peer companies within the consumer products industry with characteristics similar to the Company. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of warrants. The expected dividend yield is zero, based on the fact that the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

Beginning on the date of the Warrant Stockholder Approval, the Series A Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price (VWAP) for the five trading days immediately following the date the Company effects a reverse split with a proportionate adjustment to the number of shares underlying the Series A Warrants (a “Reverse Split Reset”). Any such adjustment will be subject to a floor price (“the Floor Price”) calculated as follows: (a) prior to the date of the Warrant Stockholder Approval, 50% of the Nasdaq Minimum Price, and (b) after the date of the Warrant Stockholder Approval, 20% of the Nasdaq Minimum Price. Nasdaq Minimum Price means the lower of the Nasdaq closing price or the average closing price for the five immediately preceding trading days, all as at the pricing of this Offering. Additionally, with certain exceptions, beginning on the date of the Warrant Stockholder Approval, the Series A Warrants will provide for an adjustment to the exercise price and number of shares underlying the Series A Warrants ( the “Dilutive Adjustment”) upon the Company’s issuance of its common stock or common stock equivalents at any time after the closing of the Offering, at a price per share that is less than the then-current exercise price of the Series A Warrants. Any Dilutive Adjustment will be subject to the Floor Price.

The Series A warrants require also require the Company to calculate the fair value in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Purchase Warrants that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares.

The fair value of the Series A warrants was valued with a binomial model using the exercise price of $72.00 per warrant, with the underlying asset price of $12.60, expiration term of 1,806 days , volatility of 115%, dividend rate of 0%, and a risk-free interest rate of 4.18%.

As of March 31, 2025, there has been no A warrants exercised. As of December 12, 2024, the fair value of the A warrants has been determined to be $1,783,000. As of December 31, 2024, the fair value of the A warrants has been determined to be $1,805,000. As a result of the change in fair value, the Company recognized an expense of $22,000 in other expenses for the increase in the fair value of the warrant liability for the year ended December 31, 2024.

Series B Warrants

The Series B Warrants are exercisable at $72.00 per share, subject to adjustment, and expire 30 months from the date of shareholder approval. The fair value of the Series A Warrants were valued by the Company based on the subsequent settlements of these warrants.

Beginning on the date of the Warrant Stockholder Approval, in lieu of a cash exercise, the holder of the Series B Warrants has the right to elect to receive an aggregate number of shares of common stock equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the Series B Warrants and (y) 2.0. Also, the Series B Warrants will provide for a Reverse Split Reset subject to the Floor Price. Additionally, effective on the 11th trading day following the date of the Warrant Stockholder Approval, the exercise price and the number of shares underlying the Common Warrants will be reset to the then-current lowest VWAP in the period commencing on the first trading day following the date of the Warrant Stockholder Approval and ending the close of trading on the 10th trading day thereafter. Such reset will be subject to the Floor Price. With respect to all of the Common Warrants, with the consent of the holder, the Company may adjust the exercise price to such amount and for such time as may be agreed upon. None of the Common Warrants may be exercisable until the Warrant Stockholder Approval. The Series B warrants allow an alternative cashless conversion The alternative cashless conversion is determined by multiplying the number of exercised warrants by the exercise price and dividing the result by the lesser of the VWAP price or the $8.40 floor. This amount is then doubled to arrive at the final share total.

Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its balance sheet. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the consolidated statements of operations and comprehensive loss. Upon the closing of the registered direct offering, the fair value of the Warrant liability was $12,456,000, for which up to the net amounts of the funds received of approximately $7,326,000 was recorded as a financing cost, and the excess of $6,913,000 was recorded as a financing cost in the statement of operations. The fair value of the B warrant liabilities at December 31, 2024 was determined to be $12,456,000.

The fair value of the Series B warrants were valued by the Company based on the subsequent settlement and exercise of these warrants.

As of March 31, 2025, there has been a total of 247,222 B warrants exercised for a total of 4,090,584 shares with a fair value of $11,750,000 based on the actual underlying share price on the date of each warrant exercised. The remaining 21,111 warrants have been valued based on the current share price of $1.95 per share, thus equating to an additional fair value of $706,000.

NOTE 9 - SECURITIES PURCHASE AGREEMENT SUBJECT TO REDEMPTION

On January 30, 2022, the Company entered into a Securities Purchase Agreement (“SPA”) with Speicher Limited (“Investor”) to which the Investor agreed to purchase 1,871 shares of the Company’s common stock in a private placement. The purchase price per share of common stock was $321.00, and the net proceeds to the Company was $600,000. The net proceeds are to pay for expenses associated with the Company’s planned Initial Public Offering the (“Listing”). The receipt of SPA proceeds of $600,000 was scheduled as follows: (i) $250,000 on completion of tasks defined in the SPA, (ii) $250,000 on or before submission of a Form S-1 in relation to the Company’s Listing; and (iii) $100,000 before Listing or as and when requested by the Company to pay for professional fees and expenses in connection with the listing after the submission of Form S-1. During the year ended December 31, 2022, the Company issued 1,871 shares of the Company’s common stock and received partial proceeds of $420,000, of which $24,000 remained in an escrow account as of December 31, 2022. The remaining balance to be disbursed to the Company was $180,000 as of December 31, 2022. During the year December 31, 2023, the Company received the remaining proceeds of $180,000.

In accordance with the SPA, the Company granted the Investor the right to require the Company to repurchase the Investor’s shares of the Company’s common stock at a price of $321.00 per share only on the event of default making the Listing unsuccessful and within five business days on receipt of written notice. If the Listing does not occur on or before August 31, 2023, as amended, and such failure to occur is not due to the Company’s Default, as defined in the SPA, then neither party shall owe the other any further payment under the SPA. The provision herein would require a potential cash settlement of the company which prohibits the presentation of this instrument as part of permanent equity. As such the amounts were reflected as a mezzanine financing at December 31, 2022.

The right of the Investor to require the repurchase of its shares was extinguished as a result of the listing of the Company’s shares on the Nasdaq Stock Market on August 15, 2023. As such, 1,871 shares of common stock were reclassified as outstanding, and the $600,000 cash received was reclassified to additional paid in capital in the accompanying Balance Sheets at December 31, 2023.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

On May 9, 2024, the Company entered into a Distributor Agreement with Greater Asia Golf Promotions Limited and released the $500,000 in an escrow account. The initial term of the Distributor Agreement is twelve months. Within 18 months from the date of the Distributor Agreement, if Greater Asia Golf Promotions Limited purchases from the Company exceed $500,000, the Company will issue 1,667 shares of common stock to Greater Asia Golf Promotions Limited. If purchases exceed $1.0 million, an additional 1,667 shares of common stock will be issued, and if purchases exceed $1.5 million, an additional 1,667 shares of common will be issued. As of December 31, 2024, purchases by Greater Asia Golf Promotions Limited were $98,000.

NOTE 11 – INCOME TAXES

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

At December 31, 2024, the Company had available Federal and state net operating loss carryforwards to reduce future taxable income. The amounts available were approximately $2,686,000 for Federal and state purposes. The carryforwards expire in various amounts through 2044. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit. Section 382 generally limits the use of NOLs and credits following an ownership change, which occurs when one or more 5 percent shareholders increase their ownership, in aggregate, by more than 50 percentage points over the lowest percentage of stock owned by such shareholders at any time during the “testing period” (generally three years).

The Company has adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2024 and 2023, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2024, and 2023, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2021 through 2024 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2024	December 31, 2023
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(6.0)%	(6.0)%
Nondeductible finance costs	13%
Change in valuation allowance	14.00%	27.00%

Income taxes at effective tax rate	-%	-%

The components of deferred taxes consist of the following at December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023
Net operating loss carryforwards	$2,686,000	$1,468,000
Less: Valuation allowance	(2,686,000)	(1,468,000)

Net deferred tax assets	$-	$-

NOTE 12. REPORTABLE SEGMENT INFORMATION

The Company is organized and operates as one operating and reportable segment. The Company’s revenue comes from customers in the following geographic regions.

The following table presents our net sales by region for the period presented:

	Years Ended December 31,
	2024	2023
Region	Revenue	Revenue
United States	$3,252,000	$258,000
South Korea	14,000	91,000
All other regions	179,000	-
Net Sales	$3,445,000	$349,000

This determination is based on the management approach which designates internal information regularly available to the Chief Operating Decision Maker (“CODM”) for making decisions and assessing performance as the source of determination of the Company’s reportable segments. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.

The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The CODM uses net income, as reported in our consolidated statements of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our consolidated balance sheets as total assets. The significant expense categories regularly provided to the CODM are the expenses as noted on the face of the consolidated statements of operations.

	Year Ended December 31,
	2024	2023

Net sales	$3,445,000	$349,000
Cost of sales	1,171,000	227,000
Gross profit	2,274,000	122,000

Less:
Employee compensation and benefits	1,423,000	1,558,000
Stock-based compensation expense	308,000	443,000
Shares issued for services	-	225,000
Sales and marketing expense	3,440,000	886,000
Other operating expenses	2,081,000	1,643,000
Total operating expenses	7,252,000	4,755,000
Loss from operations	$(4,978,000)	$(4,633,000)

NOTE 13 – SUBSEQUENT EVENTS

On January 29, 2025, the Company received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it is not in compliance with the minimum bid price requirement set forth in Nasdaq Listing Rule 5550(a)(2) due to the Company’s common stock not maintaining a closing bid price of at least $1.00 per share for a period of 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock on The Nasdaq Capital Market.

Normally, a company would be afforded a 180-day calendar period to demonstrate compliance with the minimum bid price requirement. However, pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for any compliance period due to the fact that the Company has affected a reverse split within the prior one-year period.

The Company requested a hearing before a Panel as provided in the Nasdaq Rules. The hearing request automatically stayed any suspension or delisting action pending the hearing. On March 11, 2025 the hearing was held and the Company requested an extension based on the reverse split occurring on march 17, 2025. The Panel has granted an extension to the Company to regain compliance.

Exercise of Warrants

Subsequent to December 31, 2024, the Company issued 4,090,584 shares on the exercise of 247,222 warrants, leaving only 21,111 warrants unexercised as of March 31, 2025. Accordingly, the Company expects that the Series B Warrant liability for the 247,222 warrants with a December 31, 2024 fair value of $11,750,000 will be accounted for as additional paid in capital as of March 31, 2025 based on the actual exercised warrants that occurred in the first quarter of 2025.

The Pro-forma effect of the exercised warrants and the corresponding adjustment to warrant liability and additional paid in capital on a pro-forma basis as of December 31, 2024 is as follows:

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	Pro forma Unaudited
Current Liabilities
Accounts payable and accrued expenses	$572,000
Lease liability, current	34,000
Software licensing obligation, current	54,000
Warrant Liability	2,511,000
Total Current Liabilities	3,171,000

Software licensing fee obligation, net of current	32,000
Total Liabilities	3,203,000

Shareholders’ Equity (Deficiency)
Preferred stock, par value $0.01, 5,000,000 shares authorized; no shares issued and outstanding	-
Common stock, par value $0.01, 45,000,000 shares authorized; 4,387,768 shares issued and outstanding (1)	3,000
Additional paid-in capital (1)	28,629,000
Accumulated deficit	(22,069,000)
Total Shareholders’ Equity (Deficiency)	6,563,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$9,766,000

(1)	Adjusted for the pro forma effect on exercise of 247,222 Series B Warrants with a fair value of $11,750,000 into 4,090,584 shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities  Exchange Act of 1934 Rule 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.

As of December 31, 2024, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework of 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation under this framework, our management concluded that as of December 31, 2024, our internal control over financial reporting was not effective because of the following material weaknesses:

The material weaknesses identified include (i) the Company had inadequate segregation of duties consistent with control objectives; (ii) the Company had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements, and (iii) the Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company: (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements; and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved (.

We are working to remediate the deficiencies and material weaknesses. Our remediation efforts are ongoing, and we will continue our initiatives to implement and document policies, procedures, and internal controls. We have taken steps to enhance our internal control environment and plan to take additional steps to remediate the deficiencies and address material weaknesses. In addition, we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses.

Although we plan to complete this remediation process as quickly as possible, we are unable, at this time to estimate how long it will take; and our efforts may not be successful in remediating the deficiencies or material weaknesses.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the company to provide only management’s report on internal control in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the year ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. These include the fact that human judgment in decision-making can be faulty and that breakdowns in internal control can occur because of human failures such as simple errors or mistakes or intentional circumvention of the established process. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process.

Item 9B. Other Information

(a)	None.
(b)	In the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-rule 10b5-1 trading arrangement for the purchase or sale of our securities within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

General

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of the date of this annual report:

Name	Age	Position
Dr. Greg Campbell	61	Executive Chairman

Jane Casanta	58	Director – Independent

Brett Hoge	48	Director – Independent

Dottie Pepper	61	Director – Independent

Akinobu Yorihiro	54	Chief Technology Officer, Director

Ryan Stearns	53	Chief Financial Officer

Dr. Greg Campbell, Executive Chairman

Effective January 2, 2024, Greg Campbell was appointed as Executive Chairman of NWTG. Prior to that appointment, Mr. Campbell served as Chairman since November 2018. He is currently also Chief Executive Officer at V-Grid Energy Systems, Inc., a California-based start-up focusing on converting agricultural waste into renewable electricity and valuable bio-carbon. With V-Grid, Campbell has helped deliver breakthrough technology that reimagines what it means to be environmentally conscious, pushing boundaries towards carbon negative operations and fighting soil degradation. Having received his Doctor of Philosophy, Electrical and Electronics Engineering from the University of California Los Angeles and BA/MA in Engineering from Cambridge University, Campbell’s nearly 40-year career spans new and emerging technologies, product development, and philanthropy. He has successfully taken two companies public. He also served as SVP & GM for Lam Research where he managed a $1.2 billion P&L.

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

Ryan Stearns, Chief Financial Officer

Ryan Stearns is our Chief Financial Officer and was appointed to this position in January 2025. As Chief Financial Officer, Mr. Stearns oversees Newton Golf Company Inc’s financial strategy, operational reporting, and technology integration to support the brand’s continued growth and global expansion. Since 2019, Mr. Stearns has served as Chief Financial Officer of JTB Strategic Services, LLC, a professional services firm specializing in healthcare, fintech and SaaS. He earned his B.A. in Business Administrations from the University of Washington.

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

The Compensation Committee consists of Independent Directors Jane Casanta, Brett Hoge, and Dottie Pepper, with Jane Casanta acting as Committee Chair.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for (i) recommending for the Board’s selection the director nominees for each annual meeting of stockholders and candidates to fill any vacancies on the Board ; (ii) developing and recommending to our Board a set of corporate governance guidelines and, if necessary or appropriate, periodically recommending modifications to such guidelines; and (iii) overseeing evaluations of the Board and its committees.

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

Code of Ethic

The Company adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that that establishes, among other things, procedures for handling actual or apparent conflicts of interest. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Newton Golf Company, Inc., 551 Calle San Pablo, Camarillo, CA 93012.

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

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the years indicated, by our named executive officers:

Employment Agreements

Greg Campbell

From October 2023 to December 2023, Mr. Campbell assumed responsibilities as Chairman of the Board. For the assumption of additional responsibilities, the Board agreed to compensate Mr. Campbell $10,000 per month, and granted Mr. Campbell a stock option to purchase 767 shares of the Company’s Common Stock at an exercise price of $206.70 per share, for an estimated fair value of $112,631. On December 22, 2023, the Board granted Mr. Campbell 160 stock options with a fair value of $26,575 for his 2023 board service.

Effective January 2, 2024, Mr. Campbell was appointed Executive Chairman. On July 18, 2025 the Board granted Mr. Campbell stock options to purchase 1,333 shares of the Company’s Common Stock at an exercise price of $160.20 per share and a fair value of $195,972. On December 20, 2024 the Board granted Mr. Campbell stock options to purchase 2.420 shares of the Company’s Common Stock at an exercise price of $9.60 per shar with a fair value of $21,315.

Akinobu Yorihiro

Akinobu Yorihiro, one of our co-founders, is a Director and Chief Technology Officer, and Chief Legal Officer, he has served in such capacities since March 2018. Mr. Yorihiro also served as our Chief Financial Officer from March 2018 until February 2022. On December 20, 2024, the Board granted Mr. Yorihiro stock options to purchase 833 shares of the Company’s Common Stock at an exercise price of $9.60 per share with a fair value of $7,340.

Steve Handy

On March 6, 2023, the Company entered into a Management Services Agreement (“MSA”) with Steve Handy to serve in the role as the Company’s Chief Financial Officer. The MSA had an initial term of six months with cash compensation of $22,000 per month. As part of an agreement, the Company issued Mr. Handy 167 shares of restricted common stock with immediate vesting, which the Company determined had a fair value of $225,000, or $1,350.00 per share, and granted Mr. Handy options to purchase 233 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $321.00 per common share, vesting monthly over a six-month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $274,334, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $1,350 per share, based on the Company’s current public offering price, the expected term of three years, volatility of 111%, dividend rate of 0%, and risk-free interest rate of 4.61%.

On September 7, 2023, the Company entered into an employment agreement with Steve Handy to serve in the role as the Company’s Chief Financial Officer. Mr. Handy was paid a base salary of $225,000 per annum. The Company granted Mr. Handy options to purchase 1,200 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $321.00 per common share, vesting for a thirty-six (36) month period, and an expiration period of five years. The total fair value of these options at grant date was approximately $478,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $492 per share, the expected term of four years, volatility of 112%, dividend rate of 0%, and risk-free interest rate of 4.52%.

Mr. Handy resigned as Chief Financial Officer, effective September 9, 2024.

Ryan Stearns

On January 6, 2025, the Company entered into an employment agreement with Ryan Stearns to serve in the role as the Company’s Chief Financial Officer. Mr. Stearns is paid a base salary of $225,000 per annum.

Change-in-Control Provisions

General Policy

It is our general policy that awards that vest over a term greater than one-year include provisions for acceleration upon a change-in-control.

Equity Compensation Plans

On March 18, 2022, the Company’s Board of Directors adopted the Company’s 2022 Equity Incentive Plan (the “Plan”) for its officers, employees, non-employee members of the Board of Directors, and consultants of the Company. The Plan authorized the granting of not more than 9 million restricted shares, stock appreciation rights (“SAR’s”), and incentive and non-qualified stock options to purchase shares of the Company’s common stock.

On October 13, 2023, our Board of Directors adopted and, on November 4, 2023, our stockholders approved an amendment to the Plan to increase the aggregate number of shares of our common stock issued, or to be issuable, under the Plan to 12,500 shares, including those previously issued or subject to outstanding awards under the Plan.

On February 16, 2025, our shareholders approved an amendment to the Plan to increase the aggregate number of shares of our common stock issued or to be issued under the Plan to 100,000 shares, including those previously issued or subject to outstanding awards under the Plan.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding unexercised options and equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2024:

Director Compensation

The following table sets forth summary information concerning the compensation we paid to non-executive directors during the fiscal year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Greg Campbell Chief Executive Officer (1)	$250,008		$217,287				$467,295
Akinobu Yorihiro Chief Technology Officer (2)	$207,196		$7,340				$214,536
Brett Hoge (3)	$25,000		$5,871				$30,871
Dottie Pepper (4)	$25,000		$5,871				$30,871
Jane Casanta (5)	$45,000		$28,478				$73,478

(1)	Effective January 2, 2024, Mr. Campbell was appointed Executive Chairman. On July 18, 2025 the Board granted Mr. Campbell stock options to purchase 1,333 shares of the Company’s Common Stock at an exercise price of $160.20 per share. On December 20, 2024 the Board granted Mr. Campbell stock options to purchase 2.420 shares of the Company’s Common Stock at an exercise price of $9.60 per share.
(2)	On December 20, 2024, the Board granted Mr. Yorihiro stock options to purchase 833 shares of the Company’s Common Stock at an exercise price of $9.60 per share.
(3)	On December 20, 2024 the Board granted Mr. Hoge stock options to purchase 667 shares of the Company’s Common Stock at an exercise price of $9.60 per share.
(4)	On December 20, 2024 the Board granted Ms. Pepper stock options to purchase 667 shares of the Company’s Common Stock at an exercise price of $9.60 per share.
(5)	On January 2, 2024, the Board granted Ms. Casanta stock options to purchase 133 shares of the Company’s Common Stock at an exercise price of $201.60. In addition, the Board granted Ms. Casanta a cash compensation of $20,000 for her 2024 Board service. On December 20, 2024 the Board granted Ms. Casanta stock options to purchase 300 shares of the Company’s Common Stock at an exercise price of $9.60 per share.

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

Cash Compensation

Annual Board Member retainer: $ 25,000

Annual retainer for the Chairman: $ 30,000

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

Equity Compensation

Each Independent Director will receive stock options to acquire 1,333 shares of common stock of the Company, when the appointment becomes effective. The Chairman will receive stock options to purchase an additional 24,000 shares of common stock of the Company, when the appointment becomes effective. Options granted to Independent Directors will (i) vest quarterly over a three-year period, and (ii) have an exercise period which is the shorter of (a) seven years from the grant date or (b) two years from the date of separation, so long as the individual remains an Independent Director in good standing.

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

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial ownership of our common stock as March 31, 2025 by (i) each person (or group of affiliated persons) who is known by us to own more than five percent (5%) of the outstanding shares of our common stock, (ii) each director and executive officer, and (iii) all of our directors, executive officers and director nominees as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

Percentage ownership of common stock is based on 4,292,790 shares of beneficial ownership. This is comprised of 4,287,902 shares of common stock outstanding as of March 31, 2025 at 4,888 options that are exercisable within 60 days. Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of common stock that such person currently owns or has the right to acquire within 60 days of the date of this prospectus. With respect to options and warrants, this would include options and warrants that are currently exercisable within 60 days. With respect to convertible securities, this would include securities that are currently convertible within 60 days.

Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them, based on information provided to us by such stockholders. Unless otherwise indicated, the address for each director and executive officer listed is: c/o Newton Golf Company, Inc., 551 Calle San Pablo, Camarillo, CA 93012.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except for employment arrangements which are described under “Executive Compensation,” and certain related party loans, which are described below, since January 1, 2024, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2024 and 2023, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Director Independence

At December 31, 2024, our Board of Directors consisted of four members, consisting of Greg Campbell, Brett Hoge, Dottie Pepper, and Akinobu Yorihiro. In January 2024, Jane Casanta was appointed to the Company’s Board of Directors. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that Ms. Pepper, Ms. Casanta and Mr. Hoge qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a) (2).

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2024 and 2023.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2024 and 2023:

	2024	2023

Audit Fees	$113,318	$88,000
Audit-Related Fees
Tax Fees	11,438	8,000
All Other Fees		6,000
Total	$124,756	$102,000

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

Tax Fees

Weinberg prepared our 2024 and 2023 Federal and state income tax returns.

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

3. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Newton Golf Company, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

3.2	Bylaws of Newton Golf Company, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on December 10, 2024

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on December 10, 2024

10.1	License Agreement dated July 24, 2018 between Sacks Parente Golf, Inc. and Parcks Designs, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.2	Agreement dated May 25, 2022 among the Company, Nippon Xport Ventures, Inc. and Parcks Designs, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.3	Patent Assignment dated August 7, 2018 between Sacks Parente Golf, Inc. and Richard E. Parente and Steven Sacks. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.4	2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.5	Amendment to 2022 Equity Incentive Plan (incorporated by reference to Appendix A to the Schedule 14C filed on November 2, 2023)

10.6	Underwriting Agreement with Aegis Corp. (incorporated by reference to the Company’s Registration Statement on Form S-1 filed on December 4, 2024)

97.1	Executive Compensation Clawback Policy

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

Item 16. Form 10K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2025	NEWTON GOLF COMPANY

a Delaware corporation

	By:	/s/ Greg Campbell
Greg Campbell
Executive Chairman

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Greg Campbell	Executive Chairman, Chairman of the Board	April 4, 2025
Greg Campbell	(Principal Executive Officer)

/s/ Ryan Stearns	Chief Financial Officer	April 4, 2025
Ryan Stearns	(Principal Financial Officer)

/s/ Dotti Pepper	Director	April 4, 2025
Dotti Pepper

/s/ Brett Hoge	Director	April 4, 2025
Brett Hoge

/s/ Akinobu Yorihiro	Director	April 4, 2025
Akinobu Yorihiro

/s/ Jane Casanta	Director	April 4, 2025
Jane Casanta

