Form 10-Q
period 2025-03-31
Newton Golf Company, Inc.
filed 2025-05-15
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 9, 2025, there were 4,516,135 shares of common stock outstanding.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and variations of these words and similar expressions to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. You should not place undue reliance on these forward-looking statements because the matters they describe are subject to certain risks, uncertainties, and assumptions that are difficult to predict. Our forward-looking statements are based on the information currently available to us and speak only as of the date on which they were made. Over time, our actual results, performance, or achievements may differ from those expressed or implied by our forward-looking statements, and such difference might be significant and materially adverse to our security holders. Except as required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. Factors that could materially affect these forward-looking statements and/or predictions include, among other things: (i) the development and protection of our brands and other intellectual property, (ii) the need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) the ability to achieve and expand significant levels of revenues, or recognize net income, from the sale of our products, (v) management’s ability to attract and maintain qualified personnel necessary for the development and commercialization of its planned products, (vi) the impact of geopolitical risks, including tariffs, on our business, suppliers, consumers, customers, and employees or the overall economy, and (vii) other information that may be detailed from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”). Please consider our forward-looking statements in light of those risks as you read this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWTON GOLF COMPANY, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$5,871,000	$7,650,000
Accounts receivable, net	160,000	115,000
Inventory, net of reserve for obsolescence of $52,000 and $49,000, respectively	1,038,000	913,000
Prepaid expenses and other current assets	289,000	274,000
Total Current Assets	7,358,000	8,952,000

Property and equipment, net	790,000	716,000
Right-of-use asset, net	26,000	34,000
Software licensing agreement, net	51,000	59,000
Deposits	5,000	5,000
Total Assets	$8,230,000	$9,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued expenses	$1,002,000	$572,000
Lease liability, current	26,000	34,000
Software licensing obligation	54,000	54,000
Warrant Liability	932,000	14,261,000
Total Current Liabilities	2,014,000	14,921,000

Software licensing fee obligation, net of current	18,000	32,000
Total Liabilities	2,032,000	14,953,000

Stockholders’ Equity (Deficiency):
Preferred stock, par value $0.01, 5,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common stock, $0.01 par value, 45,000,000 shares authorized, 4,387,768 and 297,184 shares issued and outstanding	44,000	3,000
Additional paid-in-capital	28,748,000	16,879,000
Accumulated deficit	(22,594,000)	(22,069,000)
Total Stockholders’ Equity (Deficiency)	6,198,000	(5,187,000)

Total Liabilities and Stockholders’ Equity (Deficiency)	$8,230,000	$9,766,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024

Net Sales	$1,210,000	$350,000
Cost of goods sold	358,000	144,000
Gross profit	852,000	206,000

Operating expenses:
Selling, general and administrative expense	2,541,000	1,271,000
Research and development expense	282,000	190,000
Total operating expenses	2,823,000	1,461,000

Loss from operations	(1,971,000)	(1,255,000)

Interest income, net	45,000	62,000
Change in fair value of warrant liabilities	1,401,000	-
Net Loss	$(525,000)	$(1,193,000)

Loss per share – basic and diluted	$(0.55)	$(24.52)

Weighted average number of shares outstanding – basic and diluted	953,959	48,653

The accompanying notes are an integral part of these financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

(Amounts rounded to nearest thousands, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficiency)
Balance, December 31, 2024	297,184	$3,000	$16,879,000	$(22,069,000)	$(5,187,000)
Vesting of restricted stock	-	-	52,000		52,000
Exercise of Warrants	4,090,584	41,000	11,817,000		11,858,000
Net Loss				(525,000)	(525,000)
Balance, March 31, 2025 (Unaudited)	4,387,768	$44,000	$28,748,000	$(22,594,000)	$6,198,000

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficiency)
Balance, December 31, 2023	48,653	$1,000	$16,106,000	$(10,317,000)	$5,790,000
Vesting of restricted stock	-	-	99,000		99,000
Net Loss				(1,193,000)	(1,193,000)
Balance, March 31, 2024 (Unaudited)	48,653	$1,000	$16,205,000	$(11,510,000)	$4,696,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

(Amounts rounded to nearest thousands)

	Three Months Ended March 31,
	2025	2024

Cash Flows from Operating Activities
Net Loss	$(525,000)	$(1,193,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57,000	21,000
Amortization of deferred software licensing agreement	8,000	29,000
Change in reserve for inventory obsolescence	3,000	(47,000)
Vesting of options	52,000	99,000
Changes in ROU asset	8,000	7,000
Change in fair value of warrant liability	(1,401,000)	-
Changes in operating assets and liabilities
Accounts receivable	(45,000)	23,000
Inventory	(128,000)	(41,000)
Prepaids and other current assets	(15,000)	(38,000)
Accounts payable and accrued expenses	430,000	3,000
Lease liability	(8,000)	(7,000)
Software licensing obligation	-	(5,000)
Customer deposits	-	(2,000)
Net cash used in operating activities	(1,564,000)	(1,151,000)

Cash Flows from Investing Activities
Software licensing agreement	-	(21,000)
Purchase of property and equipment	(131,000)	(83,000)
Net cash used in investing activities	(131,000)	(104,000)

Cash Flows from Financing Activities
Deferred software license obligation	(14,000)	-
Offering costs	(70,000)	-
Net cash provided by (used in) financing activities	(84,000)	-

Net decrease in cash	(1,779,000)	(1,255,000)
Cash and cash equivalents and restricted cash beginning of period	7,650,000	5,338,000
Cash and cash equivalents and restricted cash end of period	$5,871,000	$4,083,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
Exercise of warrants	$11,928,000	-

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 and 2024
(Unaudited)

(Amounts rounded to nearest thousands, except share and per share amounts)

NOTE 1 – OPERATIONS AND LIQUIDITY

Newton Golf Company, Inc. (“we,” or the “Company”) was formed in 2018 as Sacks Parente Golf, Inc., a Delaware limited liability company. On March 18, 2025 the Company converted into a Delaware corporation named Newton Golf Company, Inc. Pursuant to our Plan of Conversion, on March 18, 2025, all of the outstanding ownership interests in Sacks Parente Golf, Inc., and rights to receive such interest were converted into and exchanged for shares of capital stock of Newton Golf Company, Inc. The Company retroactively reflected the conversion as of the earliest periods presented herein.

On March 11, 2025, the Company’s Board of Directors approved and, by written consent dated February 26, 2025, the holders of a majority of our common stock approved an amendment to our Certificate of Incorporation to change our name from Sacks Parente Golf, Inc. to Newton Golf Company, Inc. to better reflect its commitment to revolutionizing golf through advanced physics and precision engineering. The change to Newton Golf Company, Inc. became effective on March 17, 2025. All references throughout this filing to Sacks Parente Golf, Inc. have been changed to Newton Golf Company, Inc.

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

Basis of Presentation

The condensed financial statements at March 31, 2025, and for the three months ended March 31, 2025 and 2024, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of March 31, 2025, and the results of its operations for the three months ended March 31, 2025 and 2024, and its cash flows for the three months ended March 31, 2025 and 2024. Operating results for the interim periods presented are not necessarily indicative of the results to be expected for a full fiscal year. The condensed consolidated balance sheet at December 31, 2024 has been derived from the Company’s audited consolidated financial statements at such date.

The condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, during the three months ended March 31, 2025, the Company incurred a net loss of $525,000 and used cash in operations of $1,564,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. These condensed financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

At March 31, 2025, the Company had cash and cash equivalents on hand in the amount of $5,871,000. The Company expects its cash on hand on March 31, 2025, to last for at least the next 12 months.

The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow from operations.

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

Reverse Stock Splits

On July 18, 2024, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares (the “First Reverse Stock Split”). The First Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on July 30, 2024 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. As a result of the First Reverse Stock Split, every ten shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the First Reverse Stock Split. No fractional shares were issued in connection with the First Reverse Stock Split, as all fractional shares were rounded up to the next whole share.

On March 4, 2025, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-30 shares (the “Second Reverse Stock Split” and together with the First Reverse Stock Split, the “Reverse Stock Splits”). The Second Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on March 17, 2025 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. As a result of the Second Reverse Stock Split, every 30 shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the Second Reverse Stock Split. No fractional shares were issued in connection with the Second Reverse Stock Split, as all fractional shares were rounded up to the next whole share.

Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented. Proportionate adjustments for the Reverse Stock Splits have been made to the per share exercise price and the number of shares issuable upon the exercise of warrants, the number of shares reserved for issuance under the Company’s equity plans, and all the then outstanding awards under the Company’s equity plans. The Reverse Stock Splits did not change the par value of the common stock or modify any voting rights or other terms of common stock.

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

Warrant Liabilities

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended March 31,
	2025	2024
Net Sales Source	Revenue	Revenue
Online sales	$1,022,000	$320,000
Distributors and wholesalers	188,000	30,000
Net Sales	$1,210,000	$350,000

The following table presents our net sales by product lines for the period presented:

	Three Months Ended March 31,
	2025	2024
Net Sales by Product Line	Revenue	Revenue
Newton Shafts	$1,200,000	$290,000
Putters	10,000	60,000
Net Sales	$1,210,000	$350,000

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the three months ended March 31, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2025	March 31, 2024
Stock Options	13,659	$8,672
Series A Warrants	268,333	-
Series B Warrants	21,119	-
Total	303,111	$8,672

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $518,000 and $381,000 for the three months ended March 31, 2025 and 2024, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $282,000 and $190,000 for the three months ended March 31, 2025 and 2024, respectively,

Stock-Based Compensation

The Company periodically issues stock options to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on Accounting Standards Codification 718, Compensation-Stock Compensation (“ASC 718”), whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on a straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its condensed statements of operations with classification depending on the nature of the services rendered.

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

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest-bearing cash balances were fully insured at March 31, 2025 and December 31, 2024.

Accounts Receivable. At March 31, 2025, two customers accounted for more than 60% and 15% of accounts receivable, respectively. At December 31, 2024, two customers accounted for more than 44% and 20% of accounts receivable, respectively. No other customers exceeded 10% of accounts receivable.

Net sales. During the three months ended March 31, 2025, no customers exceeded 10% of net sales. During the three months ended March 31, 2025, 98% of the Company’s net sales were in the United States.

During the three months ended March 31, 2024, no customers exceeded 10% of net sales. During the three months ended March 31, 2024, greater than 90% of the Company’s net sales were in the United States.

Segments

Under Accounting Standards Codification 280, Segment Reporting (“ASC 280”), operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company has one component. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment for the manufacture and distribution of its products.

Recent Accounting Pronouncements

Announced and Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expense categories that are regularly provided to the CODM and included in each reported measure of a segment’s profit or loss. The update also requires all annual disclosures about a reportable segment’s profit or loss and assets to be provided in interim periods and for entities with a single reportable segment to provide all the disclosures required by ASC 280, including the significant segment expense disclosures. This standard became effective for the Company on January 1, 2024. The adoption of ASU 2023-7 did not have a material impact on the Company’s results of operations, financial position or cash flows.

Announced But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The guidance in ASU 2024-03 requires public business entities to disclose in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation and amortization expense for each caption on the income statement where such expenses are included. The update is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. We are currently evaluating the provisions of this guidance and assessing the potential impact on our financial statement disclosures.

Other recent accounting pronouncements issued by the FASB, its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not expected by management to have a material impact on the Company’s present or future financial statements.

NOTE 3 – INVENTORY

Inventory is valued at the lower of costs (first in, first out) or net realizable value, and net of reserves is comprised of the following:

	March 31, 2025	December 31, 2024
Raw materials, net	$937,000	$838,000
Finished goods, net	101,000	75,000
Total	$1,038,000	$913,000

At March 31, 2025 and December 31, 2024, inventory presented above is net of a reserve for slow moving and potentially obsolete inventory of $52,000 and $49,000, respectively.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2025	December 31, 2024
Machinery and Equipment	$736,000	$717,000
Leasehold Improvements	273,000	161,000
Automobile	46,000	46,000
Accumulated depreciation	(265,000)	(208,000)
Property and equipment, net	$790,000	$716,000

Depreciation expenses are included in selling, general and administrative expenses in the accompanying condensed statements of operations. For the three months ended March 31, 2025 and 2024, depreciation expenses were $57,000 and $21,000, respectively.

NOTE 5 – SOFTWARE LICENSING OBLIGATION

In October 2023, the Company entered into a software licensing agreement with Oracle America, Inc (“Oracle”) for its NetSuite Enterprise Resource Planning (“ERP”) software (“NetSuite”). The Company agreed to license NetSuite for 36 months and utilize Oracle’s professional services to assist in the implementation of NetSuite. The cost of the license fee was $102,000 and professional services were fixed at $34,000, for an aggregate cost of $136,000. Per the payment terms, no payments were due during the first six months, and 30 monthly payments of $4,513 are due from April 1, 2025 through September 1, 2026.

The Company initially recorded the $136,000 cost as a deferred software licensing asset and liability on the accompanying Balance Sheet. The deferred software licensing asset is being amortized over the license period. The deferred software licensing balance was $59,000 at December 31, 2024. During the three months ended March 31, 2025, the Company recorded amortization expense of $8,000, resulting in a deferred software licensing balance of $51,000 at March 31, 2025.

During the year ended December 31, 2024, the Company made payments of $50,000, leaving a software obligation balance of $86,000. During the three months ended March 31, 2025, the Company made payments of $14,000, leaving a software obligation balance of $72,000, of which the current portion was $54,000, leaving a long-term software license obligation of $18,000 at March 31, 2025.

Future payments under the software license obligation are as follows:

Years Ending December 31,	Amount
2025 - remaining	$31,000
2026	41,000
Total payments	72,000
Less: Current portion	(54,000)
Non-current portion	$18,000

NOTE 6 – LEASE LIABILITIES

The Company determines whether a contract is, or contains, a lease at inception. Right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based upon the estimated present value of unpaid lease payments over the lease term. The Company leases its office and warehouse locations, and certain warehouse equipment. Leases with an initial term of 12 months or less are not included on the condensed balance sheets.

On April 1, 2022, the Company entered a facility lease for a 4,000 square foot facility in St. Joseph, Missouri, to expand its manufacturing business to include advanced premium golf shafts. The lease is for 24-months, and the monthly rent is approximately $1,500. During 2023, the Company amended its lease by adding an additional 5,000 square feet and extending the lease term to December 2025.

The Company’s ROU asset balance was $34,000 as of December 31, 2024. During the three months ended March 31, 2025, the Company recorded a reduction of ROU assets of $8,000 related to its lease, resulting in an ROU asset balance of $26,000 as of March 31, 2025.

The Company’s lease liability balance was $34,000 as of December 31, 2024. During the three months ended March 31, 2025, the Company made payments of $8,000 against its operating lease liability, resulting in a lease liability of $26,000, of which the current portion of lease liability was $26,000, leaving a long-term lease liabilities balance of $0.

During the three months ended March 31, 2025 and 2024, lease costs totaled approximately $23,000 and $25,000, respectively.

As of March 31, 2025, the weighted average remaining lease terms for operating lease is 0 years, and the weighted average discount rate for operating lease is 10.00%.

NOTE 7 – STOCKHOLDERS’ EQUITY (DEFICIT)

Equity Incentive Plans

Summary of Options

A summary of stock options for the three months ended March 31, 2025 is as follows:

		Weighted
	Number of	Average
	Options	Exercise Price
Balance outstanding, December 31, 2024	13,659	$25.73
Options granted	-	-
Options forfeited	-	-
Balance outstanding, March 31, 2025	13,659	$199.87
Balance exercisable, March 31, 2025	5,702	$252.65

Information relating to outstanding options at March 31, 2025, summarized by exercise price, is as follows:

	Outstanding			Exercisable
			Weighted		Weighted
Exercise Price		Life	Average		Average
Per Share	Shares	(Years)	Exercise Price	Shares	Exercise Price
$9.60	6,587	6.30	$9.60	604	$9.60
$201.60	2,160	5.75	201.60	637	201.60
$206.70	767	3.66	206.70	341	206.70
$300.00	4,145	2.71	300.00	4,120	$300.00
	13,659	3.80	$199.87	5,702	$252.65

On January 1, 2024, the Company’s Board of Directors appointed Jane Casanta to the Company’s Board of Directors. The Board granted Ms. Casanta options to purchase 133 shares of common stock under the Company’s 2024 Equity Incentive Plan, at an exercise price of $201.60 per common share, vesting over a thirty-six (36) month period, and an expiration period of seven years. The grant of options was for board service to be rendered for the year ended December 31, 2024. The total fair value of these options at grant date was approximately $22,145, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $201.60 per share, the expected term of five years, volatility of 111%, dividend rate of 0%, and a risk-free interest rate of 3.87%.

On July 18, 2024 (the “Meeting Date”), the Compensation Committee of the Board of Directors of the Company discussed the appointment of Gregor Campbell as the Company’s permanent Executive Chairman retroactive to July 1, 2024 (the “Appointment Date”). The appointment was not effective until the Company received from all directors a counterpart copy of the resolutions regarding the details of his compensation agreement, the last of which was received on July 26, 2024. On the Meeting Date, he was also granted an option (the “Option”) to purchase 1,333 shares of the Company’s common stock at an exercise price of $160.20 per share which was the closing price on the Nasdaq Stock Market on the Meeting Date. The Option terminates on the earlier of seven years from the Meeting Date or nine months from Mr. Campbell’s separation date from the Company and vests monthly over 36 months commencing on the Meeting Date. The total fair value of the Option at grant date was $171,000, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $160.20 per share, the expected term of seven years, volatility of 150%, dividend rate of 0%, and a risk-free interest rate of 3.49%.

On December 20, 2024, the Company’s Board of Directors granted themselves aggregate options to purchase 5,020 shares of common stock under the Company’s 2022 Equity Incentive Plan, at an exercise price of $9.60 per common share, vesting over a thirty-six (36) month period, and an expiration period of seven years. The grant of options was for board service for the years ended 2024 and 2025. The total fair value of these options at grant date was approximately $44,223, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $9.60 per share, the expected term of seven years, volatility of 150%, dividend rate of 0%, and a risk-free interest rate of 4.45%.

On December 20, 2024, the Company’s Board of Directors also granted Angelo Papadourakis and Megan Kelly aggregate options to purchase 733 shares of common stock at an exercise price of $9.60 per common share, vesting over a thirty-six (36) month period. The total fair value of these options at grant date was approximately $6,460, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $9.60 per share, the expected term of seven years, volatility of 150%, dividend rate of 0%, and a risk-free interest rate of 4.45%.

On December 20, 2024, the Company’s Board of Directors also granted Shigeyuki Okabe and Doug Barron aggregate options to purchase 667 shares of common stock at an exercise price of $9.60 per common share, vesting over a twenty-four (24) month period. The total fair value of these options at grant date was approximately $5,459, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $9.60 per share, the expected term of five years, volatility of 150%, dividend rate of 0%, and a risk-free interest rate of 4.37%.

On December 20, 2024, the Company’s Board of Directors also granted Jeff Opheim options to purchase 167 shares of common stock at an exercise price of $9.60 per common share, vesting in one-year. The total fair value of these options at grant date was approximately $1,311, which was determined using a Black-Scholes-Merton option pricing model with the following weighted average assumptions: fair value of our stock price of $9.60 per share, the expected term of five years, volatility of 150%, dividend rate of 0%, and a risk-free interest rate of 4.37%.

During the three months ended March 31, 2025 and 2024, the Company recognized approximately $52,000 and $99,000 of compensation expense, respectively, relating to vested stock options. As of March 31, 2025, the aggregate amount of unvested compensation related to stock options was approximately $350,000 which will be recognized as an expense as the options vest in future periods through December 2031.

As of March 31, 2025, the outstanding and exercisable options had no intrinsic value. The aggregate intrinsic value was calculated as the difference between the estimated market value of $2.09 per share as of March 31, 2025, and the exercise price of the outstanding options.

NOTE 8 – WARRANTS CLASSIFIED AS LIABILITY

Summary of Warrants

A summary of warrants for the three months ended March 31, 2025 is as follows:

	Series A	Series B
	Warrants	Warrants
Warrants outstanding, December 31, 2024	268,333	268,333
Average exercise price	$72.00	$72.00

Warrants granted	-	-
Warrants forfeited	-	-
Warrants exercised		(247,214)
Average exercise price	-	$72.00

Warrants outstanding, March 31, 2025	268,333	21,119
Average exercise price	$72.00	$72.00

Information relating to outstanding warrants at March 31, 2025, summarized by exercise price, is as follows:

		Outstanding			Exercisable

	Exercise Price		Life	Weighted Average		Weighted Average
	Per Share	Warrants	(Years)	Exercise Price	Warrants	Exercise Price
Series A	$72.00	268,333	4.67	$72.00	268,333	$72.00
Series B	$72.00	21,119	2.17	72.00	21,119	72.00
		289,452	4.49	$72.00	289,452	$72.00

Series A Warrants

Beginning on February 26, 2025 (the “Warrant Stockholder Approval”), the Series A Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price (“VWAP”) for the five trading days immediately following the date the Company effects a reverse split with a proportionate adjustment to the number of shares underlying the Series A Warrants (a “Reverse Split Reset”). Any such adjustment will be subject to a floor price (“the Floor Price”) calculated as follows: (a) prior to the date of the Warrant Stockholder Approval, 50% of the Nasdaq Minimum Price, and (b) after the date of the Warrant Stockholder Approval, 20% of the Nasdaq Minimum Price. “Nasdaq Minimum Price” means the lower of the Nasdaq closing price or the average closing price for the five immediately preceding trading days, as defined in Nasdaq Listing Rule 5635(d)(1)(A). Additionally, with certain exceptions, beginning on the date of the Warrant Stockholder Approval, the Series A Warrants will provide for an adjustment to the exercise price and number of shares underlying the Series A Warrants (the “Dilutive Adjustment”) upon the Company’s issuance of its common stock or common stock equivalents at any time after the closing of the Offering, at a price per share that is less than the then-current exercise price of the Series A Warrants. Any Dilutive Adjustment will be subject to the Floor Price.

The Series A Warrants also require the Company to calculate the fair value in the event of certain fundamental transactions. The fair value calculation provides for a floor on the volatility amount utilized in the value calculation at 100% or greater. The Company has determined this provision introduces leverage to the holders of the Series A Warrants and Series B Warrants (collectively, the “Purchase Warrants”) that could result in a value that would be greater than the settlement amount of a fixed-for-fixed option on the Company’s own equity shares.

The fair value of the Series A Warrants was valued with a binomial model using the exercise price of $72.00 per Series A Warrant, with the underlying asset price of $12.60, an expiration term of 1,806 days, volatility of 115%, a dividend rate of 0%, and a risk-free interest rate of 4.18%.

As of March 31, 2025, there has been no Series A Warrants exercised. As of March 31, 2025, the fair value of the Series A Warrants has been determined to be $177,000. As of December 31, 2024, the fair value of the Series A Warrants had been determined to be $1,805,000. As a result of the change in fair value, the Company recognized a gain of $1,628,000 due to the change in the fair value of the warrant liability for the quarter ended March 31, 2025.

Series B Warrants

The Series B Warrants are exercisable at $72.00 per share, subject to adjustment, and expire 30 months from the date of Warrant Stockholder Approval. The fair value of the Series B Warrants were valued by the Company based on the subsequent settlements of these warrants.

Beginning on the date of the Warrant Stockholder Approval, in lieu of a cash exercise, the holder of the Series B Warrants has the right to elect to receive an aggregate number of shares of common stock equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the Series B Warrants and (y) 2.0. Also, the Series B Warrants will provide for a Reverse Split Reset subject to the Floor Price. Additionally, effective on the 11th trading day following the date of the Warrant Stockholder Approval, the exercise price and the number of shares underlying the Common Warrants will be reset to the then-current lowest VWAP in the period commencing on the first trading day following the date of the Warrant Stockholder Approval and ending the close of trading on the 10th trading day thereafter. Such reset will be subject to the Floor Price. With respect to all of the Common Warrants, with the consent of the holder, the Company may adjust the exercise price to such amount and for such time as may be agreed upon. None of the Common Warrants may be exercisable until the Warrant Stockholder Approval. The Series B Warrants allow an alternative cashless conversion The alternative cashless conversion is determined by multiplying the number of exercised Series B Warrants by the exercise price and dividing the result by the lesser of the VWAP price or the $8.40 floor. This amount is then doubled to arrive at the final share total.

Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its balance sheet. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the condensed statements of operations. Upon the closing of the registered direct offering, the fair value of the Series B Warrant liability was $12,456,000. During the period ended March 31, 2025, warrant holders exercised 247,214 Series B Warrants on a cash less basis to acquire 4,090,584 shares of common stock. The fair value of the Series B Warrant liabilities at March 31, 2025 was determined to be $755,000, and the Company recognized an expense of $227,000 related to the change in the fair value of the warrant liability that is included in other expense.

NOTE 9 - REPORTABLE SEGMENT INFORMATION

The Company is organized and operates as one operating and reportable segment. The Company’s revenue comes from customers in the following geographic regions.

The following table presents our net sales by region for the period presented:

	Three Months Ended March 31,
	2025	2024
Region	Revenue	Revenue
United States	$1,186,000	$182,000
South Korea	-	168,000
All other regions	24,000	-
Net Sales	$1,210,000	$350,000

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

The accounting policies of the one reportable segment are the same as those described in Note 2, “Summary of Significant Accounting Policies”. The CODM uses net (loss) income, as reported in our consolidated statements of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our consolidated balance sheets as total assets. The significant expense categories regularly provided to the CODM are the expenses as noted on the face of the consolidated statements of operations.

	Three Months Ended March 31,
	2025	2024

Net sales	$1,210,000	$350,000
Cost of sales	358,000	144,000
Gross profit	852,000	206,000

Less:
Employee compensation and benefits	259,000	295,000
Stock-based compensation expense	52,000	99,000
Sales and marketing expense	1,344,000	444,000
Other operating expenses	1,168,000	623,000
Total operating expenses	2,823,000	1,461,000
Loss from operations	$(1,971,000)	$(1,255,000)

NOTE 10 – SUBSEQUENT EVENTS

Exercise of Warrants

Subsequent to March 31, 2025, the Company issued 128,367 of its common shares on the exercise of 4,270 Series B Warrants, leaving 16,849 Series B Warrants unexercised as of May 1, 2025. All 268,333 Series A Warrants remain unexercised.

Nasdaq Compliance

On April 14, 2025, the Company received a deficiency letter from Nasdaq notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”). As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the deficiency in the Stockholders’ Equity Requirement was a result of the derivative liability from the issuance of the Company’s Series A Warrants and Series B Warrants in December 2024 as part of the Company’s public offering. However, because most of the Series B Warrants were exercised on or before March 31, 2025, our stockholders’ equity as of such date was $6.2 million, which is in excess of the Stockholders’ Equity Requirement.

Lease Extension

The Company has extended its Missouri facility lease described in Note 6 to December 2026 under similar terms.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited Condensed Financial Statements and notes thereto and our Annual Report for the year ended December 31, 2024, including the audited Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Pursuant to the Determination Letter, the Company requested a hearing before a Hearings Panel (the “Panel”). The hearing request automatically stayed any suspension or delisting action pending the hearing and the expiration of any additional extension period granted by the Panel following the hearing. By letter dated June 24, 2024, the Company was notified that the Panel granted the Company a temporary exception to regain compliance with the Bid Price Requirement subject to the following milestones: (1) on or before July 31, 2024, the Company must effect a reverse stock split and, thereafter maintain a $1.00 closing bid price for a minimum of ten consecutive business days; and (2) on or before August 13, 2024, the Company must demonstrate compliance with the Bid Price Requirement by evidencing a closing bid price of $1.00 or more for a minimum of ten consecutive trading sessions. As set forth below, the Company effected a reverse stock split on July 30, 2024. By letter dated August 13, 2024 from the Nasdaq Office of General Counsel, the Company was informed that it has regained compliance with the Bid Price Requirement.

On January 29, 2025, the Company received a written notice (the “Notice”) from Nasdaq notifying the Company that it is not in compliance with the Bid Price Requirement due to the Company’s common stock not maintaining a closing bid price of at least $1.00 per share for a period of 30 consecutive business days.

Pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company is not eligible for the typical 180-day calendar period to demonstrate compliance due to the fact that the Company has affected a reverse stock split within the prior one-year period.

The Company requested a hearing before a Panel, as provided in the Nasdaq Rules. The hearing request automatically stayed any suspension or delisting action pending the hearing. On March 11, 2025, the hearing was held and the Company requested an extension based on the reverse stock split occurring on March 17, 2025. The Panel has granted an extension to the Company to regain compliance.

On April 14, 2025, the Company received a deficiency letter from Nasdaq notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market (the “Stockholders’ Equity Requirement”). As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the deficiency in the Stockholders’ Equity Requirement was a result of the derivative liability from the issuance of the Company’s Series A Warrants and Series B Warrants in December 2024 as part of the Company’s public offering. However, because most of the Series B Warrants were exercised on or before March 31, 2025, our stockholders’ equity as of such date was $6.2 million, which is in excess of the Stockholders’ Equity Requirement.

Reverse Stock Splits

On July 18, 2024, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-10 shares (the “First Reverse Stock Split”). The First Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on July 30, 2024 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. As a result of the First Reverse Stock Split, every ten shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the First Reverse Stock Split. No fractional shares were issued in connection with the First Reverse Stock Split, as all fractional shares were rounded up to the next whole share.

On March 4, 2025, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-30 shares (the “Second Reverse Stock Split,” and together with the First Reverse Stock Split, the “Reverse Stock Splits”). The Second Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on March 17, 2025 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. As a result of the Second Reverse Stock Split, every 30 shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the Second Reverse Stock Split. No fractional shares were issued in connection with the Second Reverse Stock Split, as all fractional shares were rounded up to the next whole share.

Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the Reverse Stock Splits for all periods presented. Proportionate adjustments for the Reverse Stock Splits have been made to the per share exercise price and the number of shares issuable upon the exercise of warrants, the number of shares reserved for issuance under the Company’s equity plans, and all the then outstanding awards under the Company’s equity plans. The Reverse Stock Splits did not change the par value of the common stock or modify any voting rights or other terms of common stock.

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

Public Company Costs

Effective August 17, 2023, our common stock was registered with the SEC and listed on The Nasdaq Capital Market, which required us to hire additional personnel and implement public company procedures and processes. We incur additional annual expenses as a public company for internal controls compliance and public company reporting obligations, directors’ and officers’ liability insurance, director fees and additional internal and external accounting and legal and administrative resources, including increased audit and legal fees.

Impact of Inflation

Although our products are built in the United States, with limited risk of recent tariffs, recent inflationary trends have led to a moderate increase in some of the component parts used to manufacture our products. To date, we have not passed the increase in cost to our consumers. Continued prolonged periods of inflationary pressure on some or all costs may result in increased costs to produce our products that could have an adverse effect on profits from sales of these products or require us to increase prices for our products that could adversely affect consumer demand for our products.

While we have not had significant other disruptions that materially impacted our financial results, we continue to seek and expand the number of qualified domestic vendors used to source materials.

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

Our sales, cost of goods sold, operating expenses, and loss from operations for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 were as follows (amounts are rounded to nearest thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change

Net Sales	$1,210,000	$350,000	246%
Cost of goods sold	358,000	144,000	149%
Gross profit	852,000	206,000	314%

Operating expenses:
Selling, general and administrative	2,541,000	1,271,000	100%
Research and development	282,000	190,000	48%
Total operating expenses	2,823,000	1,461,000	93%

Loss from operations	(1,971,000)	(1,255,000)	57%

Change in fair value of warrant liability	1,401,000	-	100%
Interest income, net	45,000	62,000	-27%
Net loss	$(525,000)	$(1,193,000)	-56%

Net Sales

Our net sales increased $0.9 million, or 246%, to $1.2 million during the three months ended March 31, 2025, compared to $0.4 million during the three months ended March 31, 2024. The increase in net sales was primarily from the introduction of our Newton Motion driver shaft product line in November 2023, and our Newton Motion fairway shaft product line in April 2024. For the three months ended March 31, 2025, we generated $1.0 million of net sales through our websites, compared to $0.3 million for the three months ended March 31, 2024.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $0.2 million to $0.4 million for the three months ended March 31, 2025, compared to $0.1 million for the three months ended March 31, 2024, primarily due to our increase in net sales. Our gross margin was 70% and 59% for the three months ended March 31, 2025 and 2024, respectively. The increase in gross margin was primarily due to the change in product mix sold and changes to our inventory reserves as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock-based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased $1.3 million to $2.5 million during the three months ended March 31, 2025, compared to $1.3 million during the three months ended March 31, 2024. The increase in selling, general and administrative expenses was primarily from additional legal expense associated with special shareholder meetings and Series B Warrant exercises, higher accounting and audit expense associated with warrant valuation and warrant accounts, transfer agent costs associated with the exercise of Series B Warrants, and proxy solicitor costs associated with special shareholder meeting.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses increased $0.1 million to $0.3 million during the three months ended March 31, 2025, compared to $0.2 million during the three months ended March 31, 2024. The increase in research and development costs was due to costs incurred to test and refine prior to the commercialization of our Newton Fast Motion product, which was launched in May 2025.

Loss from operations

Loss from operations increased to $2.0 million for the three months ended March 31, 2025, compared to $1.3 million for the three months ended March 31, 2024. The increase in our loss from operations was primarily from additional legal expense associated with special shareholder meetings and Series B Warrant exercises, higher accounting and audit expense associated with warrant valuation and warrant accounts, transfer agent costs associated with the exercise of Series B Warrants, and proxy solicitor costs associated with special shareholder meeting.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was due to a reduction of the Series A Warrants of $1.6 million, partially offset by an increase in the fair value of the remaining Series B Warrants of $226,000, for a total expense reduction of $1.4 million.

Interest income, net

Interest income was $45,000 for the three months ended March 31, 2025, compared to $62,000 for the three months ended March 31, 2024. The decrease was attributable to lower interest earned on our bank balances, as compared to the prior year period.

Net loss

Net loss decreased $0.7 million to $0.5 million during the three months ended March 31, 2025, compared to $1.2 million for the three months ended March 31, 2024. The decrease in net loss was primarily due to the change in fair value of the warrant liability, as discussed above.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Three Months Ended March 31,
	2025	2024

Net cash (used in) provided by:
Operating activities	$(1,564,000)	$(1,151,000)
Investing activities	(131,000)	(104,000)
Financing activities	(84,000)	-
Net decrease in cash	$(1,779,000)	$(1,255,000)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 totaled $1.6 million, compared to net cash used in operating activities for the three months ended March 31, 2024 of $1.2 million. The increase in net cash used in operations for the three months ended March 31, 2025, was primarily from additional legal expense associated with special shareholder meetings and Series B Warrant exercises, higher accounting and audit expense associated with warrant valuation and warrant accounts, transfer agent costs associated with the exercise of Series B Warrants, and proxy solicitor costs associated with special shareholder meeting.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2025 totaled $131,000, and was for the purchase of software licensing and property and equipment. Net cash used in investing activities for the three months ended March 31, 2024 totaled $83,000, and was for the purchase of software licensing and property and equipment.

Financing Activities

Financing activities during the three months ended March 31, 2025 totaled $84,000, and was related to warrant exercises completed in the three months ended March 31, 2025.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2025, we incurred a net loss of $0.5 million and used cash in operations of $1.6 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. These accompanying condensed financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

At March 31, 2025, we had cash and cash equivalents on hand in the amount of $5.9 million. We expect our cash on hand on March 31, 2025, to last for at least the next 12 months.

The continuation of the Company as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow from operations. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing, or grant unfavorable terms in licensing future licensing agreements.

Off-Balance Sheet Arrangements

At March 31, 2025 and December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, financial condition and liquidity are based upon our condensed financial statements, which have been prepared and audited in accordance with GAAP. The preparation of these condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues and expenses, as well as related disclosures of contingent assets and liabilities. We base our estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results may materially differ from these estimates under different assumptions or conditions. On an ongoing basis, we review our estimates to ensure that the estimates appropriately reflect changes in our business and new information as it becomes available.

Management believes the critical accounting estimates discussed below affect its more significant estimates and assumptions used in the preparation of its condensed financial statements.

Revenue Recognition

We account for revenue recognition in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

The amount of revenue we recognize is based on the amount of consideration we expect to receive from customers. The amount of consideration is the sales price adjusted for estimates of variable consideration, including sales returns, discounts and allowances as well as sales programs, sales promotions and price concessions that we offer, as described further below. These estimates are based on amounts earned or expected to be claimed by customers on the related sales, and are therefore recorded to the respective net sales, trade accounts receivable, and sales program liability accounts.

We may offer short-term sales program incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout a product’s life cycle, which varies from two to three years but could be shorter or longer. Price concessions or price reductions are generally offered at the end of the product’s life cycle. The estimated variable consideration related to these potential programs will be based on a rate that includes historical and forecasted data. We may record a reduction to net sales using this rate at the time of the sale. We will monitor this rate against actual results and forecasted estimates and adjusts the rate as necessary in order to reflect the amount of consideration we expect to receive from our customers.

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

Stock-Based Compensation

The Company periodically issues stock options to employees and non-employees in non-capital raising transactions for services and for financing costs. The Company accounts for such grants issued and vesting based on ASC 718, Compensation-Stock Compensation, whereby the value of the award is measured on the date of grant and recognized for employees as compensation expense on a straight-line basis over the vesting period. The Company recognizes the fair value of stock-based compensation within its condensed statements of operations with classification depending on the nature of the services rendered.

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

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the Financial Accounting Standards Board in Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Warrant Liabilities

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the FASB in Accounting Standards Codification 480, Distinguishing Liabilities from Equity (“ASC 480”) and Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”), concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms because of the material weaknesses in internal control over financing reporting disclosed below.

Material Weakness in Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified: (i) the Company had inadequate segregation of duties consistent with control objectives; (ii) the Company had an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience and ongoing training in the application of U.S. GAAP and SEC disclosure requirements commensurate with the Company’s financial reporting requirements, and (iii) the Company did not maintain effective controls over its financial statement close and reporting process. Specifically, the Company (i) had insufficient preparation and review procedures for disclosures accompanying the Company’s financial statements and (ii) did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

We are working to remediate the deficiencies and material weaknesses, including the hiring of a new Chief Financial Officer in January 2025, as well as a new Accounting Controller and System Administrator in March 2025. Work has begun on implementing and documenting policies, procedures, and internal controls. We have taken steps to enhance our internal control environment through a collaborative process workflow, and plan to take additional steps to remediate the deficiencies and address material weaknesses. In addition, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, will continue to assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses.

We are unable, at this time, to estimate how long it will take to compete the remediation of our material weaknesses, and our efforts may not be successful.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no change to our internal control over financial reporting during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules).

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description

3.1*	Certificate of Amendment to Articles of Incorporation (including amendments)

3.2*	Bylaws (including amendments)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTON GOLF COMPANY, INC.

Date: May 14, 2025	By:	/s/ Greg Campbell
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2025	By:	/s/ Ryan Stearns
Ryan Stearns
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

