Form 10-Q
period 2025-06-30
Newton Golf Company, Inc.
filed 2025-08-14
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 8, 2025, there were 4,610,422 shares of common stock outstanding

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWTON GOLF COMPANY, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousand, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$4,005,000	$7,650,000
Accounts receivable	162,000	115,000
Inventory, net of reserve for obsolescence of $87,000 and $49,000, respectively	1,035,000	913,000
Prepaid expenses and other current assets	305,000	274,000
Total Current Assets	5,507,000	8,952,000

Property and equipment, net	867,000	716,000
Right-of-use asset, net	102,000	34,000
Software licensing agreement, net	42,000	59,000
Deposits	5,000	5,000
Total Assets	$6,523,000	$9,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued expenses	$1,148,000	$572,000
Lease liability, current	37,000	34,000
Software licensing obligation, current	54,000	54,000
Warrant Liability	835,000	14,261,000
Total Current Liabilities	2,074,000	14,921,000

Lease obligations – noncurrent	65,000	-
Software licensing fee obligation, net of current	4,000	32,000
Total Liabilities	2,143,000	14,953,000

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $.01 par value, 45,000,000 shares authorized, 4,516,136 and 297,184, shares issued and outstanding, respectively	45,000	3,000
Treasury Stock, 200,400 shares	(500,000)	-
Additional paid-in-capital	28,949,000	16,879,000
Accumulated deficit	(24,114,000)	(22,069,000)
Total Stockholders’ Equity (Deficiency)	4,380,000	(5,187,000)

Total Liabilities and Stockholders’ Equity (Deficiency)	$6,523,000	$9,766,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

(Amounts rounded to nearest thousand, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net Sales	$2,068,000	$813,000	$3,278,000	$1,163,000
Cost of goods sold	669,000	324,000	1,027,000	468,000
Gross profit	1,399,000	489,000	2,251,000	695,000

Operating expenses
Selling, general and administrative expenses	2,763,000	1,484,000	5,304,000	2,755,000
Research and development	143,000	207,000	425,000	397,000
Total operating expenses	2,906,000	1,691,000	5,729,000	3,152,000

Loss from operations	(1,507,000)	(1,202,000)	(3,478,000)	(2,457,000)

Interest income, net	29,000	47,000	74,000	109,000
Change in fair value of warrant liabilities	(42,000)	-	1,359,000	-
Net loss	$(1,520,000)	$(1,155,000)	$(2,045,000)	$(2,348,000)

Loss per share – basic and diluted	$(0.34)	$(0.79)	$(0.74)	$(1.61)

Weighted average number of shares outstanding – basic and diluted	4,509,619	1,459,587	2,778,595	1,459,587

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

(Amounts rounded to nearest thousand, except share amounts)

	Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2025	4,387,768	$44,000	-	$-	$28,748,000	$(22,594,000)	$6,198,000
Vesting of stock options	-	-	-	-	42,000	-	42,000
Proceeds from Series A and B over-allotment, net	-	-	-	-	21,000	-	21,000
Exercise of warrants	58,904	1,000	-	-	138,000	-	139,000
DTCC reverse split fractional rounding	69,464	-	-	-	-	-	-
Stock repurchase			200,400	(500,000)			(500,000)
Net Loss	-	-	-		-	(1,520,000)	(1,520,000)
Balance, June 30, 2025 (Unaudited)	4,516,136	$45,000	200,400	$(500,000)	$28,949,000	$(24,114,000)	$4,380,000

	Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency) Equity
Balance, December 31, 2024	297,184	$3,000	-	$-	$16,879,000	$(22,069,000)	$(5,187,000)
Vesting of stock options	-	-	-		94,000	-	94,000
Proceeds from Series A and B over-allotment, net	-	-	-		(49,000)	-	(49,000)
Exercise of warrants	4,149,488	42,000	-		12,025,000	-	12,067,000
DTCC reverse split fractional rounding	69,464	-	-		-	-	-
Stock repurchase			200,400	(500,000)			(500,000)
Net Loss	-	-	-		-	(2,045,000)	(2,045,000)
Balance, June 30, 2025 (Unaudited)	4,516,136	$45,000	200,400	$(500,000)	$28,949,000	$(24,114,000)	$4,380,000

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, March 31, 2024	48,653	$1,000	$16,205,000	$(11,510,000)	$4,696,000
Vesting of stock options	-	-	86,000	-	86,000
Net Loss	-	-	-	(1,155,000)	(1,155,000)
Balance, June 30, 2024 (Unaudited)	48,653	$1,000	$16,291,000	$(12,665,000)	$3,627,000

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	48,653	$1,000	$16,106,000	$(10,317,000)	$5,790,000
Vesting of stock options	-	-	185,000	-	185,000
Shares issued for services	-	-	-	-	-
Net Loss	-	-	-	(2,348,000)	(2,348,000)
Balance, June 30, 2024 (Unaudited)	48,653	$1,000	$16,291,000	$(12,665,000)	$3,627,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

(Amounts rounded to nearest thousand)

	Six Months Ended June 30,
	2025	2024

Cash Flows from Operating Activities
Net Loss	$(2,045,000)	$(2,348,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	140,000	63,000
Amortization of deferred software licensing agreement	17,000	34,000
Change in reserve for inventory obsolescence	38,000	(47,000)
Vesting of options	94,000	185,000
Change in fair Value of Warrants (gain) loss	(1,359,000)	-
Changes in ROU asset	17,000	15,000
Changes in operating assets and liabilities
Accounts receivable	(47,000)	(104,000)
Inventory	(160,000)	(182,000)
Prepaids and other current assets	(31,000)	25,000
Accounts payable and accrued expenses	576,000	36,000
Lease liability	(17,000)	(16,000)
Customer deposits	-	(2,000)
Net cash used in operating activities	(2,777,000)	(2,341,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(291,000)	(188,000)
Net cash used in investing activities	(291,000)	(188,000)

Cash Flows from Financing Activities
Software licensing obligation	(28,000)	(23,000)
Repurchase of common stock	(500,000)	-
Proceeds from over-allotment, net	(49,000)	-
Net cash used in financing activities	(577,000)	(23,000)

Net decrease in cash	(3,645,000)	(2,552,000)
Cash and restricted cash beginning of period	7,650,000	5,338,000
Cash and restricted cash end of period	$4,005,000	$2,786,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Exercise of cashless warrants	$12,067,000
Recognition of Right of Use Asset and lease obligations	$85,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2025 and 2024

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

Basis of Presentation

The condensed financial statements as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2025, and the results of its operations for the three and six months ended June 30, 2025 and 2024, and its cash flows for the six months ended June 30, 2025 and 2024. Operating results for the interim periods presented are not necessarily indicative of the results expected for a full fiscal year. The condensed consolidated balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements at such date.

The condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, as filed with the SEC.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, during the six months ending June 30, 2025, the Company incurred a net loss of $2,045,000 and used cash in operations of $2,777,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed financial statements being issued. These condensed financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from this uncertainty.

As of June 30, 2025, the Company had cash and cash equivalents on hand in the amount of $4,005,000. The Company expects its cash on hand on June 30, 2025, to last for at least the next nine months.

The continuation of the Company as a going concern is dependent upon its ability to obtain necessary debt or equity financing to continue operations until it begins generating positive cash flow from operations.

No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company can obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing, or grant unfavorable terms in licensing agreements.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Sales Source	Revenue	Revenue	Revenue	Revenue
Online sales	$1,900,000	$646,000	$3,000,000	$954,000
Distributors and wholesalers	168,000	167,000	278,000	209,000
Net Sales	$2,068,000	$813,000	$3,278,000	$1,163,000

The following table presents our net sales by product lines for the period presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net Sales by product Line	Revenue	Revenue	Revenue	Revenue
Newton Shafts	$2,026,000	$648,000	$3,201,000	$938,000
Sacks Parente Putters	42,000	165,000	77,000	225,000
Net Sales	$2,068,000	$813,000	$3,278,000	$1,163,000

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

For the six months ending June 30, 2025 and 2024, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2025	June 30, 2024
Stock options	18,442	7,339
Series A Warrants	268,333	-
Series B Warrants	303,120	-
Total	589,895	7,339

The Company currently has 17,862 remaining Series B Warrants that will convert into 303,120 shares of common stock upon the alternative cashless exercise.

Advertising Costs

Third-party advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $1,230,000 and $572,000 for the six months ending June 30, 2025 and 2024, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $425,000 and $397,000 for the six months ending June 30, 2025 and 2024, respectively,

Stock-Based Compensation

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

The fair value of each option is estimated using the Black-Scholes option-pricing model. The Company was a private company through August 14, 2023, and lacked company-specific historical and implied volatility information. Therefore, through December 31, 2024 it estimated its expected stock volatility based on the greater of the historical volatility of a publicly traded set of peer companies within the consumer products industry with characteristics similar to the Company or the Company’s volatility since going public. Beginning on January 1, 2025, the company began to use its own historical volatility.

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

Level 2—Inputs, other than quoted prices in active markets, that are observable either directly or indirectly.

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

The Company utilizes level 3 inputs in the fair value hierarchy to determine the fair market value of its warrant liability.

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest bearing cash balances were fully insured as of June 30, 2025 and December 31, 2024.

Accounts Receivable. As of June 30, 2025, one customer accounted for more than 72% of accounts receivable. As of December 31, 2024, two customers accounted for more than 44% and 20% of accounts receivable respectively. As of June 30, 2025 and December 31, 2024, no other customers exceeded 10% of accounts receivable.

Net sales. During the three months ending June 30, 2025, one international customer, classified as a distributor, accounted for 8% of net sales. No other customers exceeded 8% of net sales during such period. During the three months ending June 30, 2024, one international customer, classified as a distributor, accounted for 8% of net sales. No other customers exceeded 8% of net sales during such period.

During the six months ending June 30, 2025 and 2024, no customer exceeded 10% of net sales.

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

NOTE 3 – INVENTORY

Inventory is initially measured at cost and subsequently measured at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The following table details our primary inventory categories for the periods presented:

	June 30, 2025	December 31, 2024
Raw materials	$1,057,000	$838,000
Finished goods	65,000	124,000
Total inventory	1,122,000	962,000
Inventory reserve	(87,000)	(49,000)
Total inventory, net	$1,035,000	$913,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30, 2025	December 31, 2024
Machinery and Equipment	$779,000	$717,000
Leasehold Improvements	390,000	161,000
Automobile	46,000	46,000
Accumulated depreciation	(348,000)	(208,000)
Property and equipment, net	$867,000	$716,000

Depreciation expenses are included in selling, general and administrative expenses in the accompanying condensed statements of operations. Depreciation expense related to property and equipment was $83,000 and $42,000 for the three months ending June 30, 2025 and 2024, respectively. Depreciation expense related to property and equipment was $140,000 and $63,000 for the six months ending June 30, 2025 and 2024, respectively.

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

The Company recorded the $42,000 cost as a deferred software licensing asset and liability on the accompanying condensed balance sheet. The deferred software licensing asset is being amortized over the license period. The deferred software licensing balance was $59,000 at December 31, 2024. During the six months ending June 30, 2025, the Company recorded amortization expense of $17,000, resulting in a deferred software licensing balance of $42,000 as of June 30, 2025.

During the six months ending June 30, 2025, the Company made payments of $28,000, leaving a software license obligation balance was $58,000, of which the current portion was $54,000, leaving a long-term software license obligation of $4,000 as of June 30, 2025.

Future payments under the software license obligation are as follows:

Years Ending December 31,	Amount
2025 - remaining	$54,000
2026	4,000
Total payments	58,000
Less: Current portion	(54,000)
Non-current portion	$4,000

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

On April 1, 2022, the Company entered a facility lease for a 4,000 square foot facility in St. Joseph, Missouri, to expand its manufacturing business to include advanced premium golf shafts. The lease is for 24 months, and the monthly rent is approximately $1,500. During 2023, the Company amended its lease by adding an additional 5,000 square feet and extending the lease term to December 2025.

The Company’s ROU asset balance was $34,000 as of December 31, 2024. During the six months ending June 30, 2025, the Company recorded an increase of ROU assets of $85,000 related to its leases, resulting in a ROU asset balance of $102,000 as of June 30, 2025.

The Company’s lease liability balance was $34,000 as of December 31, 2024. During the six months ending June 30, 2025, the company extended its lease that included additional parking, resulting in an increase in our right of use assets and lease liabilities of $85,000. As of June 30, 2025 our lease liability was $102,000, of which the current portion of lease liability was $37,000, leaving a long-term lease liabilities balance of $65,000.

During the six months ending June 30, 2025 and 2024, lease costs totaled approximately $102,000 and $48,000, respectively.

As of June 30, 2025, the weighted average remaining lease terms for operating lease is 1.50 years, and the weighted average discount rate for operating leases is 10.00%.

Future minimum lease payments under the leases are as follows

Years Ending December 31,	Amount
2025 - remaining	$23,000
2026	89,000
Total payments	112,000
Less: Amount representing interest	(10,000)
Present value of net minimum lease payments	102,000
Less: Current portion	(37,000)
Non-current portion	$65,000

NOTE 7 – STOCK OPTIONS

Summary of Options

The Company maintains the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units and performance units and performance shares to employees, directors and consultants of the Company or any parent or subsidiary of the Company. The purpose of the 2022 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants of the Company or any parent or subsidiary of the Company, and to promote the success of the Company’s business.

A summary of stock options for the six months ending June 30, 2025 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2024	13,659	$142.99	2.25	$
Granted	5,000	1.50	-	-
Forfeited	(217)	300.00	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2025	18,442	$99.79	1.92	$-

Exercisable at June 30, 2025	5,030	$280.28		$-

During the six months ending June 30, 2025, the Company granted stock options to employees to purchase 5,000 shares of common stock for services rendered. The options have an average exercise price of $1.50 per share, expire in five years, vesting equally over four years from the employees’ start date. The total fair value of these options at the grant date was approximately $6,800 using the Black-Scholes option pricing model.

The total stock compensation expense recognized related to vesting stock options for the six months ending June 30, 2025 and 2024 amounted to $94,000 and $185,000, respectively. As of June 30, 2025 the total unrecognized stock-based compensation was $312,000 which is expected to be recognized as part of operating expense through September 2028.

As of June 30, 2025, the intrinsic value of the outstanding options under the 2022 Plan was $0.

The fair value of share option award is estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.79%	3.95% - 4.45%
Average expected term	5 years	7 years
Expected volatility	147.1%	150.0%
Expected dividend yield	-	-

NOTE 8 – WARRANTS CLASSIFIED AS LIABILITY

A summary of warrants for the six months ending June 30, 2025 is as follows:

	Series A	Series B
	Warrants	Warrants
Warrants outstanding, December 31, 2024	268,333	268,333
Average exercise price	$72.00	$72.00

Warrants granted	-	-
Warrants forfeited	-	-
Warrants exercised		(250,651)
Average exercise price	-	$72.00

Warrants outstanding, June 30, 2025	268,333	17,682
Average exercise price	$72.00	$72.00

Information relating to outstanding warrants as of June 30, 2025, summarized by exercise price, is as follows:

		Outstanding			Exercisable

	Exercise			Weighted Average		Weighted Average
	Price Per Share	Warrants	Life (Years)	Exercise Price	Warrants	Exercise Price
Series A	$72.00	268,333	4.45	$72.00	268,333	$72.00
Series B	$72.00	17,682	1.95	72.00	17,682	72.00
		286,015	4.32	$72.00	286,015	$72.00

Series A Warrants

Beginning on February 26, 2025 (the “Warrant Stockholder Approval”), the Series A Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price (“VWAP”) for the five trading days immediately following the date the Company effects a reverse split with a proportionate adjustment to the number of shares underlying the Series A Warrants (a “Reverse Split Reset”). Any such adjustment will be subject to a floor price (“the Floor Price”) calculated as follows: (a) prior to the date of the Warrant Stockholder Approval, 50% of the Nasdaq Minimum Price, and (b) after the date of the Warrant Stockholder Approval, 20% of the Nasdaq Minimum Price. “Nasdaq Minimum Price” means the lower of the Nasdaq closing price or the average closing price for the five immediately preceding trading days, as defined in Nasdaq Listing Rule 5635(d)(1)(A). Additionally, with certain exceptions, beginning on the date of the Warrant Stockholder Approval, the Series A Warrants provide for an adjustment to the exercise price and number of shares underlying the Series A Warrants (the “Dilutive Adjustment”) upon the Company’s issuance of its common stock or common stock equivalents at any time after the closing of the Offering, at a price per share that is less than the then-current exercise price of the Series A Warrants. Any Dilutive Adjustment will be subject to the Floor Price.

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

On June 30, 2025 the fair value of the Series A Warrants was valued with a binomial model using the exercise price of $1.88 per Series A Warrant, with the underlying asset price of $1.48, an expiration term of 1,626 days, volatility of 147%, a dividend rate of 0%, and a risk-free interest rate of 3.79%.

As of June 30, 2025, no Series A Warrants had been exercised. As of June 30, 2025, the fair value of the Series A Warrants has been determined to be $388,000. As of December 31, 2024, the fair value of the Series A Warrants had been determined to be $1,805,000. As a result of the change in fair value, the Company recognized a gain of $1,417,000 due to the change in the fair value of the warrant liability for the six months ending June 30, 2025.

Series B Warrants

The Series B Warrants are exercisable at $72.00 per share, subject to adjustment, and expire 30 months from the date of the Warrant Stockholder Approval. The fair value of the Series B Warrants were valued by the Company based on the subsequent settlements of these warrants.

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

Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its condensed balance sheet. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the condensed statements of operations. Upon the closing of the registered direct offering, the fair value of the Series B Warrant liability was $12,456,000. For the six months ending June 30, 2025, warrant holders exercised 250,651 Series B Warrants on an alternative cashless basis to acquire 4,218,952 shares of common stock. The fair value of the Series B Warrant liabilities as of June, 2025 was determined to be $447,000, and the Company recognized a loss of $58,000 due to the change in the fair value of the warrant liability for the six months ending June 30, 2025.

Based on the alternative cashless exercise the Company estimates issuing 303,120 shares of common stock when the remaining 17,682 Series B Warrants are exercised.

A recap of the warrant liabilities is as follows:

	Series A	Series B	Total

Balance, December 31, 2024	$1,805,000	$12,456,000	$14,261,000
Increase (decrease) in fair value	(1,417,000)	58,000	(1,359,000)
Warrant exercises	-	(12,067,000)	(12,067,000)
Balance, June 30, 2025	$388,000	$447,000	$835,000

NOTE 9 – Treasury Stock

On January 31, 2025, the Board of Directors of authorized the Chief Executive Officer to repurchase, from time to time, on the open market or otherwise, shares of common stock in such quantities, at such prices, in such manner and on such terms and conditions as he determines are in the best interests of the Company; provided, however, that the aggregate value of shares of common stock repurchased shall not exceed $1,000,000 and no shares of common stock shall be repurchased after 12 months. Pursuant to this approval, the Company repurchased a total of 200,400 shares of its common stock in 13 separate open market transactions during the month of April 2025, for an aggregate purchase price of approximately $500,000. The repurchases were funded using available cash on hand.

These transactions were not conducted under a formal share repurchase program and were solely authorized as a one-time action by the Board. The repurchased shares are recorded as treasury stock at cost and are presented as a reduction to stockholders’ equity in the accompanying condensed balance sheets as of June 30, 2025.

NOTE 10 - REPORTABLE SEGMENT INFORMATION

The Company is organized and operates as one operating and reportable segment. The Company’s revenue comes from customers in the following geographic regions.

The following table presents our net sales by region for the period presented:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Region	Revenue	Revenue	Revenue	Revenue
United States	$1,689,000	$489,000	$2,705,000	$756,000
Canada	18,000	11,000	34,000	16,000
All other regions	361,000	313,000	539,000	391,000
Net Sales	$2,068,000	$813,000	$3,278,000	$1,163,000

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

The accounting policies of the one reportable segment are the same as those described in Note 2, “Summary of Significant Accounting Policies”. The CODM uses net (loss) income, as reported in our statements of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our balance sheets as total assets. The significant expense categories regularly provided to the CODM are the expenses as noted on the face of the statements of operations.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	Revenue	Revenue	Revenue	Revenue
Net sales	$2,068,000	$813,000	$3,278,000	$1,163,000
Cost of sales	669,000	324,000	1,027,000	468,000
Gross profit	1,399,000	489,000	2,251,000	695,000

Less:
Employee compensation and benefits	218,000	320,000	477,000	617,000
Stock-based compensation expense	42,000	85,000	94,000	184,000
Sales and marketing expense	1,809,000	767,000	3,106,000	1,211,000
Other operating expenses	837,000	519,000	2,052,000	1,140,000
Total operating expenses	2,906,000	1,691,000	5,729,000	3,152,000
Loss from operations	$(1,507,000)	$(1,202,000)	$(3,478,000)	$(2,457,000)

NOTE 11 – SUBSEQUENT EVENTS

Exercise of Warrants

Subsequent to June 30, 2025, the Company issued 14,286 of its common shares upon the exercise of 833 Series B Warrants, leaving 16,849 Series B Warrants unexercised as of August 8, 2025. All 268,333 Series A Warrants remain unexercised.

Subsequent to June 30, 2025, the Company issued 80,000 shares of common stock to a vendor for services rendered and to be rendered with a fair value of $114,000. These shares of common stock were valued based on the market value of the Company’s common stock price at the issuance date or the date the Company entered into the agreement related to the issuance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is designed to provide a reader of the financial statements with a narrative report on our financial condition, results of operations, and liquidity. This discussion and analysis should be read in conjunction with the attached unaudited condensed financial statements and notes thereto and our Annual Report on Form 10-K for the year ended December 31, 2024, including the audited Financial Statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations, and intentions. Our actual results could differ materially from those discussed in the forward-looking statements. Please also see the cautionary language at the beginning of this Quarterly Report regarding forward-looking statements.

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

Nasdaq Notice of Delisting or Failure to Satisfy a Continued Listing Rule or Standard

On January 29, 2025, the Company received a written notice (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(a)(2) due to the Company’s common stock not maintaining a closing bid price of at least $1.00 per share for a period of 30 consecutive business days (the “Bid Price Requirement”). Pursuant to Nasdaq Listing Rule 5810(c)(3)(A)(iv), the Company was not eligible for the typical 180-calendar-day period to regain compliance due to the fact that the Company had effected a reverse stock split within the prior one-year period.

The Company requested a hearing before a Hearings Panel (the “Panel”), as provided in the Nasdaq rules. The hearing request automatically stayed any suspension or delisting action pending the hearing. On March 11, 2025, the hearing was held, and the Company requested an extension based on its intent to effect a reverse stock split. The Panel granted an extension to the Company to regain compliance, and the Company effected a 1-for-30 reverse split on March 17, 2025. By letter dated April 4, 2025, Nasdaq informed the Company that it had regained compliance with the Bid Price Requirement.

On April 14, 2025, the Company received a deficiency letter from Nasdaq notifying the Company that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires the Company to maintain a minimum of $2.5 million in stockholders’ equity for continued listing on Nasdaq (the “Stockholders’ Equity Requirement”). As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, the deficiency in the Stockholders’ Equity Requirement was a result of the derivative liability from the issuance of the Company’s Series A Warrants and Series B Warrants in December 2024. However, because most of the Series B Warrants were exercised on or before March 31, 2025, the Company’s stockholders’ equity as of such date was $6.2 million, which was in excess of the Stockholders’ Equity Requirement. As a result, on May 27, 2025, the Company received formal notice from Nasdaq stating that, based on the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2025, the Company had regained compliance with the Stockholders’ Equity Requirement.

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

Results of Operations

Three Months Ended June 30, 2025 as Compared to the Three Months Ended June 30, 2024

The following is a comparison of our results of operations for the three months ending June 30, 2025 and 2024 (amounts rounded to the nearest thousand):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Change

Net Sales	$2,068,000	$813,000	$1,255,000
Cost of goods sold	669,000	324,000	345,000
Gross profit	1,399,000	489,000	910,000

Operating expenses:
Selling, general and administrative	2,763,000	1,484,000	1,279,000
Research and development	143,000	207,000	(64,000)
Total operating expenses	2,906,000	1,691,000	1,215,000

Loss from operations	(1,507,000)	(1,202,000)	(305,000)

Interest income (expense) net	29,000	47,000	(18,000)
Change in fair value of warrant liabilities	42,000	-	42,000
Net Loss	$(1,520,000)	$(1,155,000)	$(365,000)

Net Sales

Our net sales increased $1,255,000, or 154%, to $2,068,000 during the three months ending June 30, 2025, compared to $813,000 during the three months ending June 30, 2024. The increase in net sales was from the introduction of our Newton Motion driver shaft product line in November 2023, our Newton Motion fairway shaft product line in April 2024, and our Newton Fast Motion driver product line in April 2025. For the three months ending June 30, 2025, we generated $2,026,000 of net sales from Newton Motion shafts, and we generated approximately 92% of our net sales through our websites.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $345,000, 106%, to $669,000 for the three months ending June 30, 2025, compared to $324,000 for the three months ending June 30, 2024 due to our increase in net sales. Our gross margin was 68% and 60% for the three months ending June 30, 2025 and 2024, respectively. The increase in gross margin was due to the change in product mix sold, lower discounts and additional volume lowering our per unit cost as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock-based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased approximately $1,279,000, or 86% to $2,763,000 during the three months ending June 30, 2025, compared to $1,484,000 during the three months ending June 30, 2024. The increase is primarily attributed to increased sales, marketing and employee related costs to support growth, plus an increase in professional services, as compared to the prior year period.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses decreased $64,000, or 31% to $143,000 during the three months ending June 30, 2025, compared to $207,000 during the three months ending June 30, 2024.

Interest income, net

Interest income was $29,000 for the three months ending June 30, 2025, compared to interest income of $47,000 for the three months ending June 30, 2024. The decrease in interest income was due to lower interest earned on our bank balances, as compared to the prior year period.

Loss from operations

Loss from operations increased to $1.5 million for the three months ending June 30, 2025, compared to $1.2 million for the three months ending June 30, 2024. The increase in our loss from operations was primarily driven by an increase in selling, general, and administrative expenses, partially offset by the increase in gross profit.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was due to an increase in the Series A Warrants of $211,000, partially offset by a decrease in the fair value of the remaining Series B Warrants of $169,000, for a total decrease in fair value of $42,000.

Net loss

Net loss increased $365,000, or 32% to $1,520,000 during the three months ending June 30, 2025, compared to $1,155,000 for the three months ending June 30, 2024. The increase in our net loss was primarily driven by an increase in selling, general, and administrative expenses, partially offset by an increase in gross profit.

Six Months Ended June 30, 2025 as Compared to the Six Months Ended June 30, 2024

The following is a comparison of our results of operations for the six months ending June 30, 2025 and 2024 (amounts are rounded to the nearest thousand):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	Change

Net Sales	$3,278,000	$1,163,000	$2,115,000
Cost of goods sold	1,027,000	468,000	559,000
Gross profit	2,251,000	695,000	1,556,000

Operating expenses:
Selling, general and administrative	5,304,000	2,755,000	2,549,000
Research and development	425,000	397,000	28,000
Total operating expenses	5,729,000	3,152,000	2,577,000

Loss from operations	(3,478,000)	(2,457,000)	(1,021,000)

Interest income, net	74,000	109,000	(35,000)
Change in fair value of warrant liabilities	1,359,000	-	1,359,000
Net Loss	$(2,045,000)	$(2,348,000)	$303,000

Net Sales

Our net sales increased $2,115,000, or 182%, to $3,278,000 for the six months ending June 30, 2025, compared to $1,163,000 for the six months ending June 30, 2024. The increase in net sales was primarily from the introduction of our Newton Motion driver shaft product line in November 2023, our Newton Motion fairway shaft product line in April 2024, and our Newton Fast Motion driver product line in April 2025. We generated $3,200,000 of net sales from Newton Motion shafts, and we generated approximately 92% of our net sales through our websites.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $559,000, or 119% to $1,027,000 for the six months ending June 30, 2025, compared to $468,000 for the six months ended June 30, 2024, primarily due to our increase in net sales. Our gross margin was 69% and 60% for the six months ending June 30, 2025 and 2024, respectively. The increase in gross margin was primarily due to the change in product mix sold and additional volume lowering our per unit cost as compared to the prior year period

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock-based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased $2,549,000, or 93%, to $5,304,000 for the six months ending June 30, 2024, compared to $2,755,000 for the six months ending June 30, 2024. The increase is primarily attributed to increased sales, marketing and employee related costs to support growth, plus additional legal expense associated with the special stockholder meeting, Series B Warrant exercises, higher accounting and audit expense associated with warrant valuation and warrant accounts, transfer agent costs associated with the exercise of Series B Warrants, and proxy solicitor costs associated with special a stockholder meeting.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses increased $28,000 to $425,000, or 7% during the six months ending June 30, 2025, compared to $397,000 during the six months ending June 30, 2024. The additional cost was to support increased research and development activities that included the release of our Fast Motion shaft in April 2025.

Loss from operations

Loss from operations increased $1,021,000, or 42%, to $3,478,000 for the six months ending June 30, 2025, compared to $2,457,000 for the six months ending June 30, 2024. The increase in our loss from operations was primarily driven by the increase in selling, general, and administrative expenses, partially offset by the increase in gross profit.

Interest income, net

Interest income was $74,000 for the six months ending June 30, 2025, compared to interest income of $109,000 for the six months ending June 30, 2024. The decrease in interest income was due to lower interest earned on our bank balances, as compared to the prior year period.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was due to a reduction in the fair value of the Series A Warrants of $1,417,000, partially offset by an increase in the fair value of the remaining Series B Warrants of $58,000, for a total decrease in fair value of $1,359,000.

Net loss

Net loss decreased $303,000 to $2,045,000, or 13% for the six months ending June 30, 2025, compared to a $2,348,000 net loss for the six months ending June 30, 2024. The decrease in net loss was primarily due to an increase in gross profit and the change in fair value of warrant liability, partially, all offset by an increase in operating expenses.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Six Months Ended June 30,
	2025	2024

Net cash provided by (used in):
Operating activities	$(2,777,000)	$(2,341,000)
Investing activities	(291,000)	(188,000)
Financing activities	(577,000)	(23,000)
Net decrease in cash	$(3,645,000)	$(2,552,000)

Operating Activities

Net cash used in operating activities for the six months ending June 30, 2025 totaled $2,777,000, compared to net cash used in operating activities for the six months ending June 30, 2024 of $2,341,000. The increase in net cash used in operations for the six months ending June 30, 2025, was primarily from additional legal expense associated with a special stockholder meeting, and Series B Warrant exercises, higher accounting and audit expense associated with warrant valuation and warrant accounts, transfer agent costs associated with the exercise of Series B Warrants, and proxy solicitor costs associated with a special stockholder meeting, partially offset by higher gross margin.

Investing Activities

Net cash used in investing activities for the six months ending June 30, 2025 totaled $291,000 for the purchase of property and equipment. Net cash used in investing activities for the six months ending June 30, 2024 totaled $188,000, and was for the purchase of software licensing and property and equipment.

Financing Activities

Net cash used in investing activities for the six months ending June 30, 2025 totaled $577,000, and was driven by a stock repurchase totaling $500,000, $49,000 of prior year offering costs captured in six months ended June 30, 2025 plus $28,000 for the repayment of our software licensing obligation. Net cash provided by financing activities for the six months ending June 30, 2024 was $23,000, and was for repayment of our software licensing obligation.

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, for the six months ending June 30, 2025, we incurred a net loss of $2,045,000 and used cash in operations of $2,777,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed financial statements being issued. These accompanying condensed financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should we be unable to continue as a going concern.

As of June 30, 2025, we had cash and cash equivalents on hand in the amount of $4,005,000. We expect our cash on hand on June 30, 2025, to last for at least the next nine months.

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

Off-Balance Sheet Arrangements

At June 30, 2025 and December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Revenue Recognition

We account for revenue recognition in accordance with Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

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

The fair value of each option or warrant grant is estimated using the Black-Scholes option-pricing model. The Company was a private company through August 14, 2023, and lacks company-specific historical and implied volatility information. Therefore, through December 31, 2024 it estimated its expected stock volatility based on the greater of the historical volatility of a publicly traded set of peer companies within the consumer products industry with characteristics similar to the Company or the Company’s volatility since going public. Beginning on January 1, 2025, the Company began to use its own historical volatility.

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

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the Financial Accounting Standards Board in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to

ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Warrant Liabilities

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the FASB in ASC 480 and ASC 815,. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

We are unable, at this time, to estimate how long it will take to complete the remediation of our material weaknesses, and our efforts may not be successful.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no change to our internal control over financial reporting during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 31, 2025, the Board of Directors authorized the Chief Executive Officer to repurchase, from time to time, on the open market or otherwise, shares of common stock in such quantities, at such prices, in such manner and on such terms and conditions as he determines are in the best interests of the Company; provided, however, that the aggregate value of shares of common stock repurchased shall not exceed $1,000,000 and no shares of common stock shall be repurchased after 12 months. Pursuant to this approval, the Company repurchased a total of 200,400 shares of its common stock in 13 separate open market transactions during the month of April 2025, for an aggregate purchase price of approximately $500,000. The repurchases were funded using available cash on hand. These transactions were not conducted under a formal share repurchase program and were solely authorized as a one-time action by the Board.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 1, 2025 to April 30, 2025	200,400	$2.49	200,400	$500,000
May 1, 2025 to May 31, 2025	-	$-	-	$500,000
June 1, 2025 to June 30, 2025	-	$-	-	$500,000
Total	200,400	$2.49	200,400

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules).

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description

3.1	Certificate of Amendment to Articles of Incorporation (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

3.2	Bylaws (including amendments) (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

10.1	Offer Letter with Jeff Clayborne, dated June 9, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTON GOLF COMPANY, INC.

Date: August 14, 2025	By:	/s/ Greg Campbell
Executive Chairman and Chief Executive Officer, (Duly Authorized Officer, and Principal Executive Officer)

Date: August 14, 2025	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

