Form 10-Q
period 2025-09-30
Newton Golf Company, Inc.
filed 2025-11-13
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 10, 2025, there were 4,752,463 shares of common stock outstanding

i

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

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWTON GOLF COMPANY, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousand, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,549,000	$7,650,000
Accounts receivable	85,000	115,000
Inventory, net of reserve for obsolescence of $135,000 and $49,000, respectively	1,173,000	913,000
Prepaid expenses and other current assets	388,000	274,000
Total Current Assets	4,195,000	8,952,000

Property and equipment, net	876,000	716,000
Right-of-use asset, net	106,000	34,000
Software licensing agreement, net	34,000	59,000
Deferred offering costs	35,000	-
Deposits	5,000	5,000
Total Assets	$5,251,000	$9,766,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued expenses	$1,125,000	$572,000
Lease liability, current	41,000	34,000
Software licensing obligation, current	54,000	54,000
Warrant Liability	911,000	14,261,000
Total Current Liabilities	2,131,000	14,921,000

Lease obligations – noncurrent	65,000	-
Software licensing fee obligation, net of current	-	32,000
Total Liabilities	2,196,000	14,953,000

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $.01 par value, 45,000,000 shares authorized, 4,650,422 and 297,184, shares issued and outstanding, respectively	46,000	3,000
Treasury Stock, 200,400 shares	(500,000)	-
Additional paid-in-capital	29,203,000	16,879,000
Accumulated deficit	(25,694,000)	(22,069,000)
Total Stockholders’ Equity (Deficiency)	3,055,000	(5,187,000)

Total Liabilities and Stockholders’ Equity (Deficiency)	$5,251,000	$9,766,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Amounts rounded to nearest thousand, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net Sales	$2,582,000	$1,211,000	$5,860,000	$2,374,000
Cost of goods sold	848,000	406,000	1,875,000	874,000
Gross profit	1,734,000	805,000	3,985,000	1,500,000

Operating expenses
Selling, general and administrative expenses	3,056,000	1,694,000	8,360,000	4,449,000
Research and development	182,000	201,000	607,000	598,000
Total operating expenses	3,238,000	1,895,000	8,967,000	5,047,000

Loss from operations	(1,504,000)	(1,090,000)	(4,982,000)	(3,547,000)

Interest income, net	20,000	30,000	94,000	139,000
Change in fair value of warrant liabilities	(96,000)	-	1,263,000	-
Net loss	$(1,580,000)	$(1,060,000)	$(3,625,000)	$(3,408,000)

Loss per share – basic and diluted	$(0.34)	$(21.79)	$(1.07)	$(70.05)

Weighted average number of shares outstanding – basic and diluted	4,602,070	48,653	3,395,389	48,653

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Amounts rounded to nearest thousand, except share amounts)

	Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2025	4,516,136	$45,000	200,400	$(500,000)	$28,949,000	$(24,114,000)	$4,380,000
Vesting of stock options and restricted stock units	120,000	1,000	-	-	234,000	-	235,000
Exercise of warrants	14,286	-	-	-	20,000	-	20,000
Net Loss	-	-	-		-	(1,580,000)	(1,580,000)
Balance, September 30, 2025 (Unaudited)	4,650,422	$46,000	200,400	$(500,000)	$29,203,000	$(25,694,000)	$3,055,000

	Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’ (Deficiency)
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	297,184	$3,000	-	$-	$16,879,000	$(22,069,000)	$(5,187,000)
Vesting of stock options and restricted stock units	120,000	1,000	-	-	328,000	-	329,000
Series A and B over-allotment and Offering costs	-	-	-	-	(49,000)	-	(49,000)
Exercise of warrants	4,163,774	42,000	-	-	12,045,000	-	12,087,000
DTCC reverse split fractional rounding	69,464	-	-	-	-	-	-
Stock repurchase			200,400	(500,000)			(500,000)
Net Loss	-	-	-		-	(3,625,000)	(3,625,000)
Balance, September 30, 2025 (Unaudited)	4,650,422	$46,000	200,400	$(500,000)	$29,203,000	$(25,694,000)	$3,055,000

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, June 30, 2024	48,653	$1,000	$16,291,000	$(12,665,000)	$3,627,000
Vesting of stock options	-	-	71,000	-	71,000
Net Loss	-	-	-	(1,060,000)	(1,060,000)
Balance, September 30, 2024 (Unaudited)	48,653	$1,000	$16,362,000	$(13,725,000)	$2,638,000

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2023	48,653	$1,000	$16,106,000	$(10,317,000)	$5,790,000
Vesting of stock options	-	-	256,000	-	256,000
Net Loss	-	-	-	(3,408,000)	(3,408,000)
Balance, September 30, 2024 (Unaudited)	48,653	$1,000	$16,362,000	$(13,725,000)	$2,638,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

(Amounts rounded to nearest thousand)

	Nine Months Ended September 30,
	2025	2024

Cash Flows from Operating Activities
Net Loss	$(3,625,000)	$(3,408,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	224,000	121,000
Amortization of deferred software licensing agreement	25,000	42,000
Bad debt expense	38,000	-
Change in reserve for inventory obsolescence	86,000	(47,000)
Change in fair Value of Warrants (gain) loss	(1,263,000)	-
Changes in ROU asset	34,000	23,000
Stock based compensation- employees	329,000	256,000
Changes in operating assets and liabilities
Accounts receivable	(8,000)	(118,000)
Inventory	(346,000)	(330,000)
Prepaids and other current assets	(114,000)	(129,000)
Accounts payable and accrued expenses	553,000	184,000
Lease liability	(34,000)	(23,000)
Customer deposits	-	(2,000)
Net cash used in operating activities	(4,101,000)	(3,431,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(384,000)	(463,000)
Net cash used in investing activities	(384,000)	(463,000)

Cash Flows from Financing Activities
Software licensing obligation	(32,000)	(37,000)
Repurchase of common stock	(500,000)	-
Proceeds from over-allotment, net	(49,000)	-
Offering Costs	(35,000)	(94,000)
Net cash used in financing activities	(616,000)	(131,000)

Net decrease in cash	(5,101,000)	(4,025,000)
Cash and restricted cash beginning of period	7,650,000	5,338,000
Cash and restricted cash end of period	$2,549,000	$1,313,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Exercise of cashless warrants	$12,087,000	-
Recognition of Right of Use Asset and lease obligations	$106,000	-

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Nine Months Ended September 30, 2025 and 2024

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

Basis of Presentation

The condensed financial statements as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2025, and the results of its operations for the three and nine months ended September 30, 2025 and 2024, and its cash flows for the nine months ended September 30, 2025 and 2024. Operating results for the interim periods presented are not necessarily indicative of the results expected for a full fiscal year. The condensed balance sheet as of December 31, 2024 has been derived from the Company’s audited financial statements at such date.

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

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, during the nine months ending September 30, 2025, the Company incurred a net loss of $3,625,000 and used cash in operations of $4,101,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed financial statements being issued. These condensed financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements for the year ended December 31, 2024, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from this uncertainty.

As of September 30, 2025, the Company had cash and cash equivalents on hand in the amount of $2,549,000. The Company expects its cash on hand on September 30, 2025, to last for at least the next five months. On October 24, 2025, the Company entered into an At-The-Market Sales Offering Agreement (“ATM Offering Agreement”) with Kingswood Capital Partners, LLC (“Kingswood”), permitting the Company to sell up to $10.0 million of its common stock pursuant to its effective shelf registration statement on Form S-3 (the “ATM”). The ATM Offering Agreement provides a potential source of liquidity; however, the amount of capital the Company can raise under the program will depend on market conditions and investor demand.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Sales Source	Revenue	Revenue	Revenue	Revenue
Online sales	$2,373,000	$1,149,000	$5,280,000	$2,088,000
Distributors and wholesalers	209,000	62,000	580,000	286,000
Net Sales	$2,582,000	$1,211,000	$5,860,000	$2,374,000

The following table presents our net sales by product lines for the period presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net Sales by product Line	Revenue	Revenue	Revenue	Revenue
Newton Motion Shafts	$2,553,000	$1,182,000	$5,754,000	$2,120,000
Newton Gravity Putters	29,000	29,000	106,000	254,000
Net Sales	$2,582,000	$1,211,000	$5,860,000	$2,374,000

Loss per Common Share

Basic earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per share is computed by dividing the net income (loss) applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all potential dilutive shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is anti-dilutive.

For the nine months ending September 30, 2025 and 2024, the calculations of basic and diluted net loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2025	September 30, 2024
Stock options	18,442	9,705
Series A Warrants	268,333	-
Series B Warrants*	288,834	-
Total	575,609	9,705

*	The Company currently has 16,849 remaining Series B Warrants that will convert into 288,834 shares of common stock upon their alternative cashless exercise.

Advertising Costs

Third-party advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $2,039,000 and $1,103,000 for the nine months ending September 30, 2025 and 2024, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $607,000 and $598,000 for the nine months ending September 30, 2025 and 2024, respectively,

Stock-Based Compensation

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

The expected term of the Company’s stock options has been determined utilizing the “simplified” method for awards that qualify as “plain-vanilla” options. The expected term of stock options granted to non-employees is equal to the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. The expected dividend yield is zero because the Company has never paid cash dividends and does not expect to pay any cash dividends in the foreseeable future.

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

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest bearing cash balances were fully insured as of September 30, 2025 and December 31, 2024.

Accounts Receivable. As of September 30, 2025, two customers accounted for more than 13% and 11% of accounts receivable, respectively. As of December 31, 2024, two customers accounted for more than 44% and 20% of accounts receivable, respectively. As of September 30, 2025 and December 31, 2024, no other customers exceeded 10% of accounts receivable.

Net sales. During each of the three and nine months ending September 30, 2025 and 2024, no customer accounted for 10% or more of net sales.

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

NOTE 3 – INVENTORY

Inventory is initially measured at cost and subsequently measured at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis. The following table details our primary inventory categories for the periods presented:

	September 30, 2025	December 31, 2024
Raw materials	$1,256,000	$838,000
Finished goods	52,000	124,000
Total inventory	1,308,000	962,000
Inventory reserve	(135,000)	(49,000)
Total inventory, net	$1,173,000	$913,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2025	December 31, 2024
Machinery and Equipment	$868,000	$717,000
Leasehold Improvements	394,000	161,000
Automobile	46,000	46,000
Accumulated depreciation	(432,000)	(208,000)
Property and equipment, net	$876,000	$716,000

Depreciation expenses are included in both cost of goods sold and selling, general and administrative expenses in the accompanying condensed statements of operations. Depreciation expense related to property and equipment was $84,000 and $58,000 for the three months ending September 30, 2025 and 2024, respectively. Depreciation expense related to property and equipment was $224,000 and $121,000 for the nine months ending September 30, 2025 and 2024, respectively.

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

The Company recorded the $42,000 cost as a deferred software licensing asset and liability on the accompanying condensed balance sheet. The deferred software licensing asset is being amortized over the license period. The deferred software licensing balance was $59,000 at December 31, 2024. During the nine months ending September 30, 2025, the Company recorded amortization expense of $25,000, resulting in a deferred software licensing balance of $34,000 as of September 30, 2025.

During the nine months ending September 30, 2025, the Company made payments of $32,000, leaving a software license obligation balance of $54,000 as of September 30, 2025, of which the current portion was $54,000.

Future payments under the software license obligation are as follows:

Years Ending December 31,	Amount
2025 - remaining	$54,000
2026	-
Total payments	54,000
Less: Current portion	(54,000)
Non-current portion	$-

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

In July 2025, the Company entered into an additional lease agreement for a parking lot and a designated space for a dumpster. The lease runs from January 1, 2025 through December 31, 2027, with monthly rent increasing from $3,600 to $3,900.

The Company’s ROU asset balance was $34,000 as of December 31, 2024. During the nine months ending September 30, 2025, the Company recorded an increase of ROU assets of $106,000 related to its new lease, resulting in an ROU asset balance of $106,000 as of September 30, 2025.

The Company’s lease liability balance was $34,000 as of December 31, 2024. As of September 30, 2025 our lease liability was $106,000, of which the current portion of lease liability was $41,000, leaving a long-term lease liabilities balance of $65,000.

During the nine months ending September 30, 2025 and 2024, lease costs totaled approximately $106,000 and $72,000, respectively.

As of September 30, 2025, the weighted average remaining lease terms for operating lease is 1.50 years, and the weighted average discount rate for operating leases is 10.00%.

Future minimum lease payments under the leases are as follows

Years Ending December 31,	Amount
2025 - remaining	$12,000
2026	104,000
Total payments	116,000
Less: Amount representing interest	(10,000)
Present value of net minimum lease payments	106,000
Less: Current portion	(41,000)
Non-current portion	$65,000

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

A summary of stock options for the nine months ending September 30, 2025 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2024	13,659	$142.99	2.25	$
Granted	5,000	1.50	-	-
Forfeited	(217)	300.00	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2025	18,442	$99.79	1.68	$1,250

Exercisable at September 30, 2025	4,904	$280.69		$-

During the nine months ending September 30, 2025, the Company granted stock options to employees to purchase 5,000 shares of common stock for services rendered. The options have an average exercise price of $1.50 per share, expire in five years, vesting equally over four years from the employees’ start date. The total fair value of these options at the grant date was approximately $6,800 using the Black-Scholes option pricing model.

The total stock compensation expense recognized related to vesting stock options for the nine months ending September 30, 2025 and 2024 amounted to $137,000 and $245,000, respectively. As of September 30, 2025 the total unrecognized stock-based compensation was $268,000 which is expected to be recognized as part of operating expense through September 2028.

As of September 30, 2025, the intrinsic value of the outstanding options under the 2022 Plan was $0.

The fair value of share option award is estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2025	2024
Risk-free interest rate	3.79%	3.95% - 4.45%
Average expected term	5 years	7 years
Expected volatility	147.1%	150.0%
Expected dividend yield	-	-

NOTE 8 – WARRANTS CLASSIFIED AS LIABILITY

A summary of warrants for the nine months ending September 30, 2025 is as follows:

	Series A	Series B
	Warrants	Warrants
Warrants outstanding, December 31, 2024	268,333	268,333
Average exercise price	$72.00	$72.00

Warrants granted	-	-
Warrants forfeited	-	-
Warrants exercised	-	(251,484)
Average exercise price	-	$72.00

Warrants outstanding, September 30, 2025	268,333	16,849
Average exercise price	$72.00	$72.00

Information relating to outstanding warrants as of September 30, 2025, summarized by exercise price, is as follows:

		Outstanding			Exercisable

	Exercise			Weighted Average		Weighted Average
	Price Per Share	Warrants	Life (Years)	Exercise Price	Warrants	Exercise Price
Series A	$72.00	268,333	4.20	$72.00	268,333	$72.00
Series B	$72.00	16,849	1.70	72.00	16,849	72.00
		285,182	4.32	$72.00	285,182	$72.00

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

On September 30, 2025 the fair value of the Series A Warrants was valued with a binomial model using the exercise price of $1.88 per Series A Warrant, with the underlying asset price of $1.75, an expiration term of 1,534 days, volatility of 147%, a dividend rate of 0%, and a risk-free interest rate of 3.74%.

As of September 30, 2025, no Series A Warrants had been exercised. As of September 30, 2025, the fair value of the Series A Warrants has been determined to be $406,000. As of December 31, 2024, the fair value of the Series A Warrants had been determined to be $1,805,000. As a result of the change in fair value, the Company recognized a loss of $1,399,000 due to the change in the fair value of the warrant liability for the nine months ending September 30, 2025.

Series B Warrants

The Series B Warrants are exercisable at $72.00 per share, subject to adjustment, and expire 30 months from the date of the Warrant Stockholder Approval. The fair value of the Series B Warrants was valued by the Company based on the subsequent settlements of these warrants.

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

Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its condensed balance sheet. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the condensed statements of operations. Upon the closing of the registered direct offering, the fair value of the Series B Warrant liability was $12,456,000. For the nine months ending September 30, 2025, warrant holders exercised 251,484 Series B Warrants on an alternative cashless basis to acquire 4,233,226 shares of common stock. The fair value of the Series B Warrant liabilities as of September 30, 2025 was determined to be $505,000, and the Company recognized a gain of $136,000 due to the change in the fair value of the warrant liability for the nine months ending September 30, 2025.

Based on the alternative cashless exercise the Company estimates issuing 288,834 shares of common stock when the remaining 16,849 Series B Warrants are exercised.

A recap of the warrant liabilities is as follows:

	Series A	Series B	Total

Balance, December 31, 2024	$1,805,000	$12,456,000	$14,261,000
(Decrease) increase in fair value	(1,399,000)	136,000	(1,263,000)
Warrant exercises	-	(12,087,000)	(12,087,000)
Balance, September 30, 2025	$406,000	$505,000	$911,000

NOTE 9 – RESTRICTED STOCK UNITS

A summary of restricted stock unit activity for the nine months ended September 30, 2025 is presented below.

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value

Unvested at December 31, 2024	-	$-	$-
Granted	120,000	192,000	1.60
Vested/deemed vested	(120,000)	(192,000)	1.60
Forfeited	-	-	-
Unvested at September 30, 2025	-	$-	$-

During the nine months ended September 30, 2025, the Company issued 120,000 shares of restricted stock units to vendors for services rendered and to be rendered with a fair value of $192,000. The shares were valued based on the market value of the Company’s common stock price on the grant date and will be amortized over their vesting term.

The total fair value of restricted stock units that vested or were deemed vested during the nine months ended September 30, 2025 was $192,000, of which $114,000 was recognized as an expense and included in selling, general and administrative expenses and $48,000 was recorded as pre-paid expense in the accompanying condensed statements of operations and balance sheets. The pre-paid expense related to issuances of restricted stock units will be amortized over the remaining service period and charged to selling, general and administrative expense.

NOTE 10 – TREASURY STOCK

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

These transactions were not conducted under a formal share repurchase program and were solely authorized as a one-time action by the Board. The repurchased shares are recorded as treasury stock at cost and are presented as a reduction to stockholders’ equity in the accompanying condensed balance sheets as of September 30, 2025.

NOTE 11 - REPORTABLE SEGMENT INFORMATION

The Company is organized and operates as one operating and reportable segment. The Company’s revenue comes from customers in the following geographic regions.

The following table presents our net sales by region for the period presented:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Region	Revenue	Revenue	Revenue	Revenue
United States	$2,180,000	$1,022,000	$4,885,000	$1,778,000
Canada	9,000	11,000	43,000	28,000
All other regions	393,000	178,000	932,000	568,000
Net Sales	$2,582,000	$1,211,000	$5,860,000	$2,374,000

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	Revenue	Revenue	Revenue	Revenue
Net sales	$2,582,000	$1,211,000	$5,860,000	$2,374,000
Cost of sales	848,000	406,000	1,875,000	874,000
Gross profit	1,734,000	805,000	3,985,000	1,500,000

Less:
Employee compensation and benefits	401,000	289,000	1,514,000	906,000
Stock-based compensation expense	122,000	71,000	216,000	256,000
Sales and marketing expense	1,759,000	975,000	4,863,000	2,187,000
Other operating expenses	956,000	560,000	2,374,000	1,698,000
Total operating expenses	3,238,000	1,895,000	8,967,000	5,047,000
Loss from operations	$(1,504,000)	$(1,090,000)	$(4,982,000)	$(3,547,000)

NOTE 12 – SUBSEQUENT EVENTS

ATM Offering Agreement

On October 24, 2025, the Company entered into an ATM Offering Agreement with Kingswood, as sales agent, permitting the Company to sell up to $10.0 million of its common stock pursuant to its effective shelf registration statement on Form S-3, which was declared effective by the SEC on September 23, 2024.

Shares Issued for Services

Subsequent to September 30, 2025, the Company issued 102,041 restricted stock units to vendors for services rendered and to be rendered with a fair value of $150,000. The restricted stock units were valued based on the market value of the Company’s common stock price on the grant date and will be amortized over their vesting term.

Breach of Right of First Refusal

As a result of entering into the ATM Offering Agreement, the Company breached the right of first refusal provision in that certain underwriting agreement between Aegis Capital Corp. (“Aegis”) and the Company, dated December 12, 2024. The Company is in negotiations with Aegis to resolve this matter; however, the ultimate outcome cannot be presently determined. The Company has no liability as of this filing, but may become liable for some fees due to Aegis for any shares sold under the ATM.

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

Nasdaq Notice of Failure to Satisfy a Continued Listing Rule or Standard

As a result of Dottie Pepper’s resignation from our Board of Directors on September 28, 2025, we are no longer in compliance with Nasdaq Listing Rule 5605(b)(1), which requires that a majority of the Board of Directors be comprised of “independent directors,” as that term is defined in Nasdaq Listing Rule 5605(a)(2) (each, an “Independent Director”), and Nasdaq Listing Rule 5605(c)(2), which requires that the audit committee consist of at least three members, each of whom must (i) be an Independent Director, (ii) meet the criteria for independence set forth in Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended, (iii) not have participated in the preparation of our financial statements or of any current subsidiary at any time during the past three years, and (iv) be able to read and understand fundamental financial statements.

Nasdaq Listing Rules 5605(b)(1)(A) and 5605(c)(4) provide a cure period for these deficiencies until the earlier of (i) our next annual stockholders’ meeting or (ii) September 29, 2026; however, if our next annual stockholders’ meeting is held before March 27, 2026, then the cure period will continue through March 27, 2026. We intend to appoint an additional Independent Director to our Board of the Directors and the audit committee prior to the end of the cure period.

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

Business Outlook and Market Positioning

We believe we are entering a period of strong growth potential as the impact of our multi-year investment in sales, marketing, and brand development becomes increasingly evident in our revenue growth. Our recent revenue performance highlights growing consumer awareness of the Newton brand and rising demand for our Motion-based shaft technologies. Momentum on the professional tours continues to build, with more than 60 players now using Newton shafts across the PGA TOUR Champions, LPGA, and Korn Ferry Tours. This expanding presence among elite golfers underscores the performance characteristics of our products and is contributing to broader market interest. With only three commercial shaft families currently in the market, we intend to announce three additional premium shaft products for release next year. Although we are not providing forward-looking guidance, the planned expansion of our shaft lineup provides additional context for investors evaluating the scope of our product roadmap and the broader range of golfers our technology aims to serve.

Our distribution mix is also beginning to evolve in ways that may support long-term growth and improved efficiency. For the nine months ending September 30, 2025, 90% of our net sales were generated through direct-to-consumer channels supported by substantial paid media. In recent quarters, we have seen increased inbound interest from national retailers, professional club fitters, and OEM partners. While these relationships remain in early stages, broader engagement across these channels may diversify our revenue mix, reduce reliance on paid media, and expand access to golfers who rely on traditional retail and fitting environments.

Although our current product mix is concentrated with approximately 98% of sales generated from shafts and 2% from our putter line, we were founded on our patented putter technology. As brand awareness has increased and as potential new sales channels have opened, we believe more golfers may have the opportunity to evaluate our putter products. Recent trends in the putter category, including the commercial success of specialty putter manufacturers such as L.A.B. Golf, demonstrate continued consumer interest in differentiated putting technologies. While we cannot predict how broader market trends will influence demand for our putter products, increased channel access and rising brand visibility may contribute to greater awareness of our putter line over time.

In October, we launched our dedicated Japanese e-commerce site, enabling direct access to Newton products in the world’s second-largest golf market. Japan represents approximately 8.8 million active golfers and one of the highest per-golfer equipment spend levels globally. Early consumer response and engagement from professional club fitters have been strong reflecting initial interest in Newton’s Motion-based shaft technologies within this market.

Macro trends across the golf industry also continue to create a favorable backdrop for performance-driven equipment. According to the National Golf Foundation (“NGF”), the United States has approximately 28 million on-course golfers and 19 million off-course participants, representing sustained participation at or near historic highs. Globally, on-course participation is estimated at approximately 64 million golfers. The over-40 age demographic, which is the Company’s core customer profile, remains the highest-spending segment of the equipment market based on NGF demographic analyses. Third-party research from Grand View Research and Fact.MR estimates the global golf-equipment market at approximately $7 to $9 billion and growing at roughly a 5% compound annual rate through 2030, with the United States accounting for nearly half of global equipment spend.

In addition, golfer engagement channels continue to expand. NGF reports that a growing percentage of committed golfers now utilize professional club fitters, and national fitting networks including Club Champion, GolfTec, 2nd Swing, and True Spec have expanded nationwide, increasing access to environments where golfers evaluate components such as shafts on a performance basis. Off-course golf has also grown significantly, with NGF reporting that off-course participants now nearly equal on-course golfers. Industry researchers, including Golf Datatech, have observed increased adoption of launch monitors and indoor golf simulators across commercial facilities, fitting bays, and home environments. These trends support year-round equipment evaluation, including in colder climates where traditional outdoor golf is seasonal, and may extend the periods during which golfers research, test, and purchase equipment.

Regulatory developments may further contribute to equipment evaluation cycles. The USGA and R&A have adopted updated golf-ball testing standards that become effective in 2028 for professionals and 2030 for amateurs. While the impact on consumer behavior is uncertain, these updates may lead golfers to reassess equipment needs, including shaft performance characteristics aligned with desired launch and distance outcomes.

Altogether, our expanding product-development roadmap, increasing engagement from retailers, professional club fitters, and OEMs, and the supportive participation and technological trends across the golf industry provide a constructive context for evaluating our long-term opportunity. While future performance will depend on our execution across product innovation, marketing, and distribution strategies, we believe we are well positioned within these industry tailwinds and remain focused on leveraging these developments to drive long-term value.

Results of Operations

Three Months Ended September 30, 2025 as Compared to the Three Months Ended September 30, 2024

The following is a comparison of our results of operations for the three months ending September 30, 2025 and 2024 (amounts rounded to the nearest thousand):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	Change

Net Sales	$2,582,000	$1,211,000	$1,371,000
Cost of goods sold	848,000	406,000	442,000
Gross profit	1,734,000	805,000	929,000

Operating expenses:
Selling, general and administrative	3,056,000	1,694,000	1,362,000
Research and development	182,000	201,000	(19,000)
Total operating expenses	3,238,000	1,895,000	1,343,000

Loss from operations	(1,504,000)	(1,090,000)	(414,000)

Interest income, net	20,000	30,000	(10,000)
Change in fair value of warrant liabilities	(96,000)	-	(96,000)
Net Loss	$(1,580,000)	$(1,060,000)	$(520,000)

Net Sales

Our net sales increased $1,371,000, or 113%, to $2,582,000 during the three months ending September 30, 2025, compared to $1,211,000 during the three months ending September 30, 2024. The increase in net sales was from the continued adoption of our Newton Motion driver shaft product line, our Newton Motion fairway shaft product line in April 2024, and our Newton Fast Motion driver product line in April 2025. For the three months ending September 30, 2025, we generated $2,553,000 of net sales from Newton Motion shafts, and we generated approximately 95% of our net sales through our websites.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $442,000, or 109%, to $848,000 for the three months ending September 30, 2025, compared to $406,000 for the three months ending September 30, 2024 due to our increase in net sales. Our gross margin was 67% and 66% for the three months ending September 30, 2025 and 2024, respectively. The increase in gross margin was due to the change in product mix sold, and additional volume lowering our per unit cost as compared to the prior year period.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock-based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased approximately $1,362,000, or 80% to $3,056,000 during the three months ending September 30, 2025, compared to $1,694,000 during the three months ending September 30, 2024. The increase in selling, general and administrative expense primarily reflects higher sales, marketing, and employee-related costs to support expanding demand and brand-building efforts. The increase also includes additional public-company costs and higher professional service expenses, including consulting and system-integration work related to the optimization of our enterprise systems, such as NetSuite, AfterShip, demand-planning tools, and related connectors intended to improve operational efficiency and support scalability. We also incurred higher professional and advisory fees associated with supporting the Company’s growth initiatives and overall operating infrastructure as compared to the prior-year period.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses decreased $19,000, or 9% to $182,000 during the three months ending September 30, 2025, compared to $201,000 during the three months ending September 30, 2024. These costs reflect ongoing investment in product innovation as we continue to enhance and broaden our technology-driven product portfolio.

Interest income, net

Net interest income for the three months ending September 30, 2025 was $20,000, compared to $30,000 for the three months ending September 30, 2024. The decrease was primarily due to lower interest earned on bank balances during the current period.

Loss from operations

Loss from operations increased to $1.5 million for the three months ending September 30, 2025, compared to $1.1 million for the three months ending September 30, 2024. The increase in our loss from operations was primarily driven by an increase in selling, general, and administrative expenses, partially offset by the increase in gross profit.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was due to an increase in the Series A Warrants of $18,000 and Series B Warrants of $78,000, for a total increase in fair value of $96,000.

Net loss

Net loss increased $520,000, or 49% to $1,580,000 during the three months ending September 30, 2025, compared to $1,060,000 for the three months ending September 30, 2024. The increase in our net loss was primarily driven by an increase in selling, general, and administrative expenses, partially offset by an increase in gross profit.

Nine Months Ended September 30, 2025 as Compared to the Nine Months Ended September 30, 2024

The following is a comparison of our results of operations for the nine months ending September 30, 2025 and 2024 (amounts are rounded to the nearest thousand):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	Change

Net Sales	$5,860,000	$2,374,000	$3,486,000
Cost of goods sold	1,875,000	874,000	1,001,000
Gross profit	3,985,000	1,500,000	2,485,000

Operating expenses:
Selling, general and administrative	8,360,000	4,449,000	3,911,000
Research and development	607,000	598,000	9,000
Total operating expenses	8,967,000	5,047,000	3,920,000

Loss from operations	(4,982,000)	(3,547,000)	(1,435,000)

Interest income, net	94,000	139,000	(45,000)
Change in fair value of warrant liabilities	1,263,000	-	1,263,000
Net Loss	$(3,625,000)	$(3,408,000)	$(217,000)

Net Sales

Our net sales increased $3,486,000, or 147%, to $5,860,000 for the nine months ending September 30, 2025, compared to $2,374,000 for the nine months ending September 30, 2024. The increase in net sales was primarily from the continued adoption of our Newton Motion driver shaft product line in November 2023, our Newton Motion fairway shaft product line in April 2024, and our Newton Fast Motion driver product line in April 2025. We generated $5,754,000 of net sales from Newton Motion shafts, and we generated approximately 93% of our net sales through our websites.

Cost of goods sold

Cost of goods sold represents primarily our material, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products. Our cost of goods sold increased by $1,001,000, or 115% to $1,875,000 for the nine months ending September 30, 2025, compared to $874,000 for the nine months ending September 30, 2024, primarily due to our increase in net sales. Our gross margin was 68% and 63% for the nine months ending September 30, 2025 and 2024, respectively. The increase in gross margin was primarily due to the change in product mix sold and additional volume lowering our per unit cost as compared to the prior year period

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, general and administrative expenses include employee costs, legal and professional fees, sales and marketing expenses, stock-based compensation, public company expenses, rent, depreciation and other general expenses. Our selling, general and administrative expenses increased $3,911,000, or 88%, to $8,360,000 for the nine months ending September 30, 2025, compared to $4,449,000 for the nine months ending September 30, 2024. The increase in selling, general and administrative expense primarily reflects higher sales, marketing, and employee-related costs to support expanding demand and brand-building efforts. The period also reflects higher public-company operating costs, including legal expenses related to the special stockholder meeting and Series B Warrant exercises, increased accounting and audit fees associated with warrant valuation and accounting requirements, transfer agent costs in connection with the exercise of Series B Warrants, and proxy solicitation costs associated with the special stockholder meeting. In addition, the increase includes professional service costs associated with our enterprise systems, including NetSuite, AfterShip, demand-planning tools, and related connectors intended to improve operational efficiency and support scalability.

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs. Research and development expenses increased $9,000 to $607,000, or 2% during the nine months ending September 30, 2025, compared to $598,000 during the nine months ending September 30, 2024. These costs reflect ongoing investment in product innovation as we continue to enhance and broaden our technology-driven product portfolio.

Loss from operations

Loss from operations increased $1,435,000, or 40%, to $4,982,000 for the nine months ending September 30, 2025, compared to $3,547,000 for the nine months ending September 30, 2024. The increase in our loss from operations was primarily driven by the increase in selling, general, and administrative expenses, partially offset by the increase in gross profit.

Interest income, net

Net interest income for the nine months ending September 30, 2025 was $94,000, compared to $139,000 for the nine months ending September 30,2024. The decrease was primarily due to lower interest earned on bank balances during the current period.

Change in Fair Value of Warrant Liability

The change in fair value of warrant liability was due to a reduction in the fair value of the Series A Warrants of $1,399,000, partially offset by an increase in the fair value of the remaining Series B Warrants of $136,000, for a total decrease in fair value of $1,263,000.

Net loss

Net loss increased $217,000 to $3,625,000, or 6% for the nine months ending September 30, 2025, compared to a $3,408,000 net loss for the nine months ending September 30, 2024. The increase in net loss was primarily due to an increase in selling, general, and administrative expenses, partially offset by an increase in gross profit.

Liquidity and Capital Resources

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Nine Months Ended September 30,
	2025	2024

Net cash provided by (used in):
Operating activities	$(4,101,000)	$(3,431,000)
Investing activities	(384,000)	(463,000)
Financing activities	(616,000)	(131,000)
Net decrease in cash	$(5,101,000)	$(4,025,000)

Operating Activities

Net cash used in operating activities for the nine months ending September 30, 2025 totaled $4,101,000, compared to net cash used in operating activities for the nine months ending September 30, 2024 of $3,431,000. The increase in net cash used in operations was primarily attributable to higher legal, accounting, and professional service expenses associated with a special stockholder meeting and the Series B Warrant exercises, as well as increased public company compliance costs, partially offset by higher gross margin during the period.

Investing Activities

Net cash used in investing activities for the nine months ending September 30, 2025 totaled $384,000 for the purchase of property and equipment. Net cash used in investing activities for the nine months ending September 30, 2024 totaled $463,000, and was for the purchase of software licensing and property and equipment.

Financing Activities

Net cash used in financing activities for the nine months ending September 30, 2025 totaled $616,000, and consisted of a stock repurchase of $500,000, deferred offering costs of $35,000 related to the Company’s ATM filing, and repayment of a software licensing obligation of $32,000. Net cash provided by financing activities for the nine months ending September 30, 2024 totaled $131,000 and related to repayment of a software licensing obligation.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. As reflected in these condensed financial statements, during the nine months ending September 30, 2025, the Company incurred a net loss of $3,625,000 and used cash in operations of $4,101,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these condensed financial statements are issued. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of September 30, 2025, the Company had cash and cash equivalents of $2,549,000 and expects its available cash to fund operations for at least the next five months.

The Company’s ability to continue as a going concern is dependent upon obtaining additional debt or equity financing to fund operations until positive cash flow can be generated. No assurance can be given that the Company will be able to secure such financing, or, if available, that it will be on terms acceptable to the Company. Any debt financing may impose restrictive covenants on operations, while equity financing may result in significant dilution to stockholders. Strategic or licensing arrangements, if pursued, may also include terms that are unfavorable to the Company.

On October 24, 2024, we entered into the ATM Offering Agreement, as sales agent, permitting the Company to offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $10.0 million pursuant to our effective shelf registration statement on Form S-3. The ATM provides a potential source of liquidity; however, the amount of capital we can raise under the program will depend on market conditions and investor demand.

Off-Balance Sheet Arrangements

At September 30, 2025 and December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Warrant Liabilities

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the FASB in ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Condensed Financial Statements for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item 3.

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

Material Weakness in Internal Control over Financial Reporting

We have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses were identified: (i) the Company had inadequate segregation of duties consistent with control objectives; (ii) an insufficient number of personnel with an appropriate level of U.S. GAAP knowledge and experience, and (iii) ineffective controls over its financial statement close and reporting process. Specifically, the Company lacked sufficient preparation and review procedures for disclosures accompanying the financial statements and did not provide reasonable assurance that accounts were complete and accurate and agreed to detailed support and that reconciliations of accounts were properly performed, reviewed and approved.

We are actively working to remediate the deficiencies and material weaknesses, including leadership changes made during 2025. The Chief Financial Officer hired in January 2025 departed in June 2025, at which time a new Chief Financial Officer joined the Company. We also terminated our former Accounting Controller in August 2025 and are in the process of onboarding a new Accounting Controller. In July 2025, we hired a top 10 audit and accounting firm to assess our internal control environment, with a focus on access controls, order-to-cash processes, inventory management, return processing, and NetSuite optimization. Based on their assessment, we retained the firm under defined statements of work to implement improvements designed to strengthen the reliability, efficiency, and compliance of our financial reporting framework.

Work also have begun on implementing and documenting policies, procedures, and internal controls. We have begun strengthening our internal control environment through a collaborative process workflow and expect to take additional actions to remediate the deficiencies and address material weaknesses. In addition, as we continue to evaluate, remediate and improve our internal control over financial reporting, executive management may elect to implement additional measures to address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with our Audit Committee, will continue to assess the control environment and the Company’s remediation efforts to address the underlying material weaknesses.

We are unable, at this time, to estimate how long it will take to complete the remediation of our material weaknesses, and our efforts may not be successful.

Changes in Internal Control over Financial Reporting

Other than as described above, there were no changes to our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

As a result of entering into the ATM Offering Agreement, the Company breached the right of first refusal provision in that certain underwriting agreement between Aegis and the Company, dated December 12, 2024. The Company is in negotiations with Aegis to resolve this matter; however, the ultimate outcome cannot be presently determined.

There are no other legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 1, 2025 to July 31,2025	-	$-	-	$500,000
August 1,2025 to August 31,2025	-	$-	-	$500,000
September 1,2025 to September 30,2025	-	$-	-	$500,000
Total	200,400	$2.49	200,400	$500,000

During the nine months ended September 30, 2025, the Company issued 120,000 restricted stock units to vendors for services rendered and to be rendered with a fair value of $192,000. The restricted stock units were valued based on the market value of the Company’s common stock price on the grant date and will be amortized over their vesting term that varies between grant date and six months.  The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On July 1, 2025 the Company issued 40,000 restricted stock units to vendors for services rendered and to be rendered with a fair value of $58,000. The restricted stock units were valued based on the market value of the Company’s common stock price on the grant date and will be amortized over their vesting term of four months.  The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On July 15, 2025 the Company issued 40,000 restricted stock units to vendors for services rendered and to be rendered with a fair value of $56,000. The restricted stock units were valued based on the market value of the Company’s common stock price on the grant date and will be amortized over their vesting term of six months.  The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On September 23, 2025 the Company issued 40,000 restricted stock units to vendors for services rendered with a fair value of $78,000. The restricted stock units were valued based on the market value of the Company’s common stock price on the grant date and expensed on grant date.  The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules).

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description

3.1	Certificate of Incorporation (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

3.2

Amended and Restated Bylaws (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2025).

10.1

At the Market Sales Agreement, by and between the Company and Kingswood Capital Partners LLC, dated October 24, 2025 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 24, 2025).

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

NEWTON GOLF COMPANY, INC.

Date: November 13, 2025	By:	/s/ Greg Campbell
Executive Chairman and Chief Executive Officer, (Duly Authorized Officer and Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

