Form 10-K
period 2025-12-31
Newton Golf Company, Inc.
filed 2026-03-31
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates (excluding voting shares held by officers and directors) as of June 30, 2025 was $6,402,221.

There was a total of 4,592,063 shares of Common Stock outstanding as of March 26, 2026.

i

RISK FACTORS SUMMARY

Our business, results of operations, financial condition, and growth prospects may be affected by a number of factors, whether currently known or unknown. Any one or more of such factors could directly or indirectly cause our actual results of operations and financial condition to vary materially from past or anticipated future results of operations and financial condition. Any of these factors, in whole or in part, let alone combined with any of the others, could materially and adversely affect our business, financial condition, results of operations, and stock price. We have provided a summary of some of these risks below, with a more detailed explanation of those and other risks applicable to the Company in Part I, Item 1A. “Risk Factors” in this Annual Report.

Risks Related to Our Industry and Business

●	Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.
●	A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect sales.
●	We may have limited opportunities for future growth in sales of golf products.
●	We are in the early stages of scaling our business, and our growth strategy may not be successful.
●	We may face increased labor costs or labor shortages that could slow growth and adversely affect our business, results of operations and financial condition.
●	Unfavorable economic conditions, including due to future pandemics, inflation, tariffs, geopolitical conflicts or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact our results of operations, financial condition and cash flows.
●	We face intense competition in all of our markets, and if we are unable to compete effectively, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.
●	Demographic factors may affect the number of golf participants and related spending on our products.
●	If we are unable to successfully manage the introduction of new products that perform and satisfy changing consumer preferences, it could significantly and adversely impact financial performance and prospects for future growth.
●	Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk, put pressure on our margins and impair our ability to sell products.
●	Our business depends on a strong brand and related reputation, and if we are not able to build, maintain and enhance our brand or build a strong reputation, our sales may be adversely affected.
●	Our ability to grow our business depends in part on the effectiveness of our marketing and digital advertising strategies.
●	Our business and operating results are subject to seasonal fluctuations, which could result in fluctuations in our operating results and stock price.
●	Our sales and business could be materially and adversely affected if professional athletes, celebrities and other endorsers do not endorse or use our products.
●	Our current senior management team and other key executives are critical to our success, and the loss of, and failure to adequately replace, any individual executive, or manager, could significantly harm our business.

Risks Related to Our Intellectual Property

●	Failure to adequately enforce our intellectual property rights could adversely affect our reputation and sales.
●	We may become subject to intellectual property claims or lawsuits that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling our products.

Risks Related to Operations, Manufacturing, and Technology

●	If we inaccurately forecast demand for our products, we may manufacture either insufficient or excess quantities, which, in either case, could adversely affect our financial performance.
●	We depend on single source or a limited number of suppliers for some of the components in our products, and the loss of any of these suppliers could harm our business.
●	A significant disruption in the operations of our assembly and golf-shaft manufacturing facilities could have a material adverse effect on our sales, profitability and results of operations.
●	A significant portion of our manufacturing operations are concentrated in a single facility, and any disruption to this facility could adversely affect our business.

ii

●	A disruption in the service or a significant increase in the cost of our primary delivery and shipping services for our products and component parts or a significant disruption at shipping ports could have a material adverse effect on our business.
●	The costs and availability of finished products, product components and raw materials could affect our operating results.
●	We may be subject to product warranty claims that require the replacement or repair of products sold. Such warranty claims could adversely affect our results of operations and relationships with our customers.
●	Our growth initiatives require significant capital investments and there can be no assurance we will realize a positive return on these investments.
●	Sales of our products by unauthorized retailers or distributors could adversely affect our authorized distribution channels and harm our reputation.
●	We rely on research and development, technical innovation and high-quality products to successfully compete.
●	We rely on information systems that assist in the management of our manufacturing, inventory, distribution, engineering, sales and other functions. If our information systems were to fail to perform these functions adequately or if we experienced an interruption in operation, including a cybersecurity breach, our business and results of operations could suffer.
●	We rely in part on e-commerce platforms and online systems to generate sales, and disruptions to these systems could adversely affect our business.
●	Cyber-attacks, unauthorized access to, or accidental disclosure of, consumer personally-identifiable information that we or our vendors collect through our websites or stores on servers may result in significant expense and negatively impact our reputation and business.

Risks Related to Governmental Regulations

●	We are subject to many federal, state, local and foreign laws, as well as other statutory and regulatory requirements, with which compliance can be both costly and complex. Our failure to comply with, or adapt to changes in these laws or requirements, could have an adverse impact on our business.
●	Regulations related to “conflict minerals” require us to incur additional expenses and could limit the supply and increase the cost of certain metals used in manufacturing our products.

Risks Related to Tax and Financial Matters

●	We expect to raise additional funds from time to time through public or private debt or equity financings in order to implement our business plan.
●	Increases in interest rates could increase the cost of servicing our indebtedness and have an adverse effect on our results of operations and cash flows.

Risks Related to Our Common Stock

●	The market prices and trading volume of our shares of common stock may experience rapid and substantial price volatility, which could cause purchasers of our common stock to incur substantial losses.
●	If we fail to regain and maintain compliance with Nasdaq continued listing requirements, our common stock could be delisted.

iii

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

iv

PART I

Item 1. Business

Company Overview

Newton Golf Company, Inc. (the “Company,” “Newton,” “we,” “us,” or “our”) designs, manufactures, and sells performance golf equipment, including premium golf shafts and putters, and focuses on developing technology-driven golf products intended to enhance player performance. The Company’s Newton Motion™ shaft product line represents a core component of its product strategy and has contributed significantly to recent revenue growth.

In April 2022, the Company expanded its manufacturing capabilities by opening a shaft manufacturing facility in St. Joseph, Missouri to support the production of advanced carbon fiber golf shafts. The Company seeks to manufacture and assemble substantially all of its products in the United States where economically feasible, which management believes provides supply chain advantages and supports product quality, engineering control, and operational flexibility.

The Company sells its products through a combination of direct-to-consumer channels, including its websites, as well as through resellers, professional club fitters, distributors, and golf retailers. The Company currently distributes products primarily in the United States, with additional distribution in international markets including Japan and South Korea.

The Company continues to expand its relationships with professional club fitters and retail partners as adoption of its shaft products increases. Growing awareness of the Newton brand among professional golfers, club fitters, and retail partners may create opportunities to expand distribution of other Newton-branded products.

The Company believes its technology-driven shaft platform and domestic manufacturing capabilities position it to scale production efficiently as demand for premium performance golf equipment increases. Management believes the Company is in the early stages of scaling its Newton shaft platform and that continued adoption by golfers, professional club fitters, and retail partners may support significant long-term revenue growth.

Over time, the Company may expand its product offerings through internal product development or strategic acquisitions of complementary golf-related product lines or technologies. In addition, the Company may explore opportunities to collaborate with other golf equipment manufacturers or industry partners where its shaft technologies and manufacturing capabilities may complement broader equipment platforms.

Historical Development

The Company was formed in March 2018 as Sacks Parente Golf, Inc., a Delaware corporation. In July 2018, the corporation converted from a corporation to a limited liability company. In March 2022, the limited liability company converted back to a corporation. On March 17, 2025, the Company changed its name to Newton Golf Company, Inc. Pursuant to the Company’s plan of conversion, on March 17, 2025, all outstanding ownership interests in Sacks Parente Golf, Inc., and rights to receive such interests, were converted into and exchanged for shares of capital stock of the newly formed Delaware corporation. The conversion has been retroactively reflected in the accompanying financial statements for all periods presented.

Public Offerings

On August 14, 2023, the Company entered into an underwriting agreement with The Benchmark Company in connection with its initial public offering. In the offering, the Company sold 10,667 shares of common stock at a price of $1,200 per share. The offering closed on August 17, 2023, generating gross proceeds of approximately $11.6 million. The Company received net proceeds of approximately $11.0 million after deducting underwriting discounts, commissions, and offering expenses of approximately $565,000.

On October 8, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. as sole underwriter for the sale of 12,200 shares of common stock at a public offering price of $60.00 per share. The offering closed on October 10, 2024, generating net proceeds to the Company of approximately $467,000, after deducting underwriting discounts, commissions, and estimated offering expenses.

On December 12, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. as sole underwriter for the sale of 233,333 common units (“Common Units”) of the Company each consisting of (i) one share of common stock, (ii) one Series A common warrant of the Company (“Series A Warrant”), and (iii) one Series B common warrant of the Company (“Series B Warrant”). The public offering price per Common Unit was $36.00. The Series A Warrants have an initial exercise price of $72.00 per share, are exercisable following stockholder approval, and expire 60 months thereafter.

The Series B Warrants have an initial exercise price of $72.00 per share or may be exercised pursuant to an alternative cashless exercise feature, are exercisable following stockholder approval, and expire 30 months thereafter.

Reverse Stock Splits

On July 18, 2024, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-10 reverse stock split of the Company’s common stock (the “First Reverse Stock Split”). The First Reverse Stock Split became effective at 12:01 a.m. Eastern Time on July 30, 2024, and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol.

On March 4, 2025, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-30 reverse stock split of the Company’s common stock (the “Second Reverse Stock Split”). The Second Reverse Stock Split became effective at 12:01 a.m. Eastern Time on March 17, 2025, and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol.

All share amounts and per-share information presented in this Annual Report have been retroactively adjusted to reflect both reverse stock splits for all periods presented.

No fractional shares were issued in connection with the reverse stock splits, as all fractional shares were rounded up to the next whole share.

Industry Overview

The global golf equipment industry includes golf clubs, shafts, balls, and related accessories sold through golf retailers, professional club fitters, distributors, and direct-to-consumer channels. Industry reports estimate that the global golf equipment market is estimated to be $8.55 billion in 2025 and is expected to grow at a mid-single-digit annual rate over the next several years.

Golf participation increased significantly during the COVID-19 pandemic as the sport was widely viewed as a socially distanced outdoor activity. Although the initial pandemic-driven surge has moderated, participation levels have remained elevated relative to historical levels, and industry organizations have reported continued engagement among both new and returning golfers.

According to Grand View Research, in addition to traditional golf participation, off-course golf experiences and indoor golf technologies have expanded opportunities for consumers to engage with the sport. Golf entertainment venues such as Topgolf and the increasing availability of golf simulators and indoor golf facilities allow consumers to participate in golf-related activities in non-traditional environments and in regions where weather conditions may limit outdoor play during portions of the year.

The golf equipment market is highly competitive and driven in part by product innovation, equipment fitting, and brand recognition among professional golfers, club fitters, and retailers. Many golfers seek equipment designed to improve performance, including customized clubs and high-performance components such as premium shafts.

International markets represent an important component of the golf equipment industry. Countries such as Japan and South Korea have well-established golf markets with strong demand for premium equipment, while other regions continue to experience increasing participation and investment in golf-related infrastructure.

The Company believes these industry trends, including increasing demand for premium equipment and the growing importance of professional club fitting, support the long-term opportunity for technology-driven golf equipment manufacturers.

Product Portfolio Characteristics

The Company designs and develops golf equipment intended for golfers of all skill levels, from amateur to professional. The Company seeks to design its products to conform to the Rules of Golf as established by the United States Golf Association (“USGA”) and the R&A, the governing bodies responsible for establishing and interpreting the rules of golf equipment.

The Company’s product development philosophy emphasizes the application of engineering principles and physics to golf equipment design. Through research and development activities, the Company seeks to develop products that differentiate themselves through materials engineering, weight distribution, and structural performance characteristics. The Company focuses its research and development efforts on composite shaft technologies and other engineering-driven golf equipment innovations.

To support product development, the Company utilizes computer-aided design software, finite element analysis tools, structural optimization techniques, and various testing technologies. These include robotics, launch monitor systems, and other testing equipment used to evaluate performance characteristics of golf equipment products.

Newton Shafts

In November 2023, the Company expanded its product portfolio through the introduction of the Newton Motion driver shaft, marking the Company’s entry into the premium composite golf shaft market. In April 2024, the Company expanded its shaft product line with the introduction of the Newton Motion fairway wood shaft. These products are manufactured at the Company’s shaft manufacturing facility in St. Joseph, Missouri. The Company’s ability to manufacture composite shafts domestically allows it to control production processes and support ongoing product development activities.

The Newton shaft product family includes two primary driver shaft models: Motion and Fast Motion. The Fast Motion driver shaft was introduced in 2025 and has become the Company’s best-selling shaft product. The Fast Motion driver shaft incorporates higher modulus carbon fiber materials and lighter composite construction designed to reduce overall shaft weight while maintaining structural stability. The Motion shaft utilizes a different composite construction intended to provide alternative performance characteristics for golfers with varying swing profiles.

The Newton Motion shafts utilize carbon fiber composite materials and proprietary shaft construction techniques designed to influence key performance characteristics such as stability, energy transfer, and weight distribution during the golf swing. The Company manufactures its shafts using proprietary mandrels and composite wrapping processes developed for the Newton Motion shaft product line.

Unlike many traditional shaft designs that are used across multiple club types, the Company develops shafts tailored to the performance characteristics of specific clubs, including drivers, fairway woods, and hybrid clubs. The Company believes that shafts designed specifically for individual club types may improve launch conditions, consistency, and overall club performance.

The Newton Motion shaft product line also incorporates the Company’s proprietary “DOT” system, which replaces traditional shaft flex designations with a numerical system ranging from one to seven dots. This system is intended to provide golfers with a more precise method for selecting shaft stiffness and to allow golfers to match shaft characteristics across driver, fairway wood, and hybrid clubs.

The Company continues to expand the Newton Motion shaft product line through ongoing product development. During 2026, the Company expects to introduce additional shaft products including a Fast Motion fairway wood shaft, Fast Motion hybrid shaft, and Motion hybrid shaft as part of the continued expansion of the Newton Motion product family.

Golf shafts play an important role in the club fitting process and are often selected independently of the golf club head. As a result, shaft manufacturers frequently work closely with professional club fitters and golf retailers who recommend shaft products to golfers during the fitting process. The Company believes that the growing adoption of its shaft products among golfers, professional club fitters, and retailers may create additional opportunities to expand distribution of other Newton-branded golf equipment products over time.

The Company’s shaft product development is supported by in-house engineering capabilities, including computer-aided design, structural modeling, and product testing. These capabilities allow the Company to develop composite shaft designs using proprietary manufacturing processes and specialized composite materials.

The Company’s shafts are used by professional golfers across several professional tours, including the PGA TOUR Champions and other international tours. The Company believes that professional adoption provides visibility for its products among golfers, club fitters, and retailers.

Newton Gravity Putters

The Company also offers golf putting instruments marketed under the Newton Gravity brand. These products incorporate certain proprietary design characteristics, including ultra-low balance point technology intended to influence the distribution of weight within the putter.

Ultra-low balance point technology refers to a shaft balance point positioned closer to the putter head, which shifts the relative weight distribution toward the head of the putter. The Company achieves this balance profile through the use of lightweight shaft and grip components rather than increasing the mass of the putter head.

Gravity putters are manufactured using a variety of materials, including steel, aluminum, carbon fiber, tungsten, magnesium components, and other materials. These products incorporate proprietary face and shaft technologies intended to influence feel, weight distribution, and stroke characteristics.

While the Company continues to develop putter technologies, recent product development efforts and revenue growth have been primarily driven by the expansion of the Newton Motion shaft product line.

Product Expansion Opportunities

The Company may from time to time evaluate opportunities to expand its product portfolio beyond its current golf shaft and putting instrument product lines. Potential expansion opportunities may include additional golf equipment categories or technologies that support the golf equipment ecosystem and complement the Company’s existing products, engineering capabilities, and distribution channels.

Such opportunities may be pursued through internal product development, strategic partnerships, or the acquisition of complementary businesses. Examples of potential opportunities could include golf equipment products, such as golf balls, or technologies that support equipment performance, fitting, or training.

There can be no assurance that the Company will pursue or complete any such expansion opportunities.

Manufacturing and Distribution

The Company maintains its headquarters and research and development facility in Camarillo, California, where certain product development activities are performed. Putter head assembly was historically performed in Camarillo; however, in January 2024, the Company relocated its primary golf club assembly operations to the St. Joseph, Missouri facility.

The Company’s primary manufacturing, assembly, warehousing, and distribution operations are located in St. Joseph, Missouri, which management believes provides greater control over product quality, engineering, and production processes. The facility supports the production of carbon fiber golf shafts, product assembly, inventory management, and order fulfillment. Management also believes that domestic manufacturing helps mitigate certain risks associated with global supply chain disruptions, tariffs, and geopolitical trade uncertainties.

In 2023, the Company began manufacturing putter and replacement shafts using its proprietary mandrels and wrapping technology. In 2024, the Company expanded its shaft product offerings to include driver wood and fairway wood replacement shafts.

The Company’s golf club manufacturing and assembly processes are labor intensive and require coordination across multiple production steps, including shaft manufacturing, component assembly, finishing, and quality control. The Company seeks to design, develop, and manufacture as many of its products in the United States as is economically feasible.

The Company’s St. Joseph manufacturing facility provides meaningful production capacity to support anticipated growth in shaft demand, and management believes the facility can support significantly higher production volumes with modest operational improvements and incremental equipment investments.

The Company distributes its products primarily in the United States through direct-to-consumer and wholesale channels. Internationally, the Company sells products through distribution partners, including relationships in Japan and South Korea, as well as through certain direct-to-consumer e-commerce sales.

Raw Material and Suppliers

The Company’s golf shafts are manufactured using carbon fiber and prepreg materials, along with coatings, paints, inks, and other decorative materials. Carbon fiber is a specialized composite material commonly used in the manufacture of advanced golf shafts due to its strength, weight, and performance characteristics. Raw materials used in the production of the Company’s putters include various types of steel and aluminum, as well as other metals such as tungsten and magnesium.

The Company sources the majority of its raw materials and components from suppliers located in the United States, including suppliers of carbon fiber materials used in the manufacture of its golf shafts. These materials include high-performance carbon fiber products manufactured by suppliers such as Toray Composite Materials America, Inc. The Company manufactures its shafts in-house using carbon fiber materials supplied by third parties.

Certain components used in the assembly of the Company’s products, including grips and shaft tips, are sourced from third-party suppliers located both in the United States and internationally, including Vietnam and China. Putter products are assembled from components produced by suppliers in the United States and China, and certain components are produced using Computer Numerical Control (“CNC”) machining performed by third-party manufacturers.

The Company does not generally enter into long-term supply agreements and typically purchases raw materials and components on a purchase-order basis. However, the Company maintains a blanket purchase order with one of its key suppliers that provides a committed supply allocation for certain materials. While this arrangement provides some short-term supply assurance, it does not eliminate risks associated with sourcing constraints or supplier concentration.

Some raw materials and components may be available from a limited number of suppliers. The Company competes with other manufacturers for access to these materials and production capacity. The Company periodically evaluates alternative suppliers and sourcing strategies in order to reduce supply chain concentration risk. If the Company were unable to obtain necessary materials or components from existing suppliers and could not identify alternative suppliers in a timely manner, its business, financial condition, and results of operations could be adversely affected.

Markets

The Company sells its products primarily in the United States, with additional international distribution in markets including Japan and South Korea.

The Company distributes its products through a combination of direct-to-consumer channels, including its e-commerce websites, as well as through wholesale channels such as professional club fitters, pro shops at golf courses, golf retailers, online retailers, and third-party distributors.

The Company also works with professional club fitting organizations, including Club Champion, to make its products available to golfers through custom fitting programs. The Company has also entered into a distribution relationship with Voice Caddie to distribute its products in South Korea.

The Company believes its expanding relationships with club fitters, retailers, and international distributors may provide opportunities to increase the availability of its products in existing and new markets.

Customers

Our customers include individual golfers as well as wholesale and retail customers, including professional club fitters, golf pro shops, off-course golf retailers, sporting goods retailers, and third-party distributors. We also sell products directly to consumers through our e-commerce platforms. Certain customers, including professional club fitting organizations such as Club Champion, purchase products for resale through their club fitting and retail locations in the United States and internationally. No single customer accounted for more than 10% of our total revenue in 2025, and we do not depend on any single or limited group of major customers for a majority of our revenues.

Advertising and Marketing

The Company conducts marketing activities to increase awareness of the Newton brand and its golf equipment products. Marketing efforts include paid media advertising, digital and social media campaigns, participation in industry events, product placement and use by professional golfers, and promotional activities with club fitters and golf retailers.

The Company allocates a significant portion of its marketing resources to paid media advertising, including digital platforms, social media channels, and golf-industry media outlets. Historically, the Company has utilized direct-to-consumer advertising through digital media, television, and print publications within the golf industry. During 2025, the Company reallocated a greater portion of its direct-to-consumer advertising toward promoting its Newton Motion shaft product line, which represents the Company’s primary revenue source.

The Company maintains relationships with professional golfers and other industry personalities who use or promote their products in professional competitions and other public settings. In some cases, the Company enters into agreements that provide compensation in exchange for name, image, and likeness rights associated with athletes or influencers who promote the Company’s products.

The Company also employs representatives who attend professional golf tournaments and industry events to support professional players, club fitters, and retailers who use the Company’s products. In addition, the Company sponsors various golf-related events, including competitions such as the World Long Drive Championship and charitable golf tournaments, which help increase visibility of the Newton brand among golfers, industry participants, and consumers.

Competition

The golf equipment industry is highly competitive. Companies compete based on product performance, technology, brand recognition, pricing, customer service, and relationships with professional golfers, club fitters, and retailers.

In the golf shaft category, the Company competes with manufacturers including Fujikura Ltd., Mitsubishi Chemical Group Corporation, Graphite Design Inc., Nippon Shaft Co., Ltd., and Paderson Kinetixx, among others. Competition in the premium shaft market is driven in part by technological innovation, performance characteristics, and adoption by professional golfers and club fitting professionals. The Company believes that its technology-driven shaft designs and relationships within the professional club fitting community position it to compete within the premium performance shaft segment of the market. The premium golf shaft market includes a number of specialized manufacturers, and the Company competes within this segment through product innovation and performance-focused design.

In the putter category, the Company’s Newton Gravity putters compete with products offered by major golf equipment manufacturers, including Callaway Golf Company, TaylorMade Golf Company, Ping Inc., and brands owned by Acushnet Holdings Corp., such as Scotty Cameron and Titleist.

Many of these competitors have been in business significantly longer than the Company and have substantially greater financial, technical, marketing, and distribution resources.

The Company believes its technology-driven shaft design, domestic manufacturing capabilities, and focus on applied physics differentiate Newton from many traditional golf equipment manufacturers that primarily compete through brand marketing and incremental product changes.

Intellectual Property

The Company’s intellectual property portfolio includes patents, trademarks, proprietary manufacturing processes, and other intellectual property rights related to its golf equipment technologies and product designs.

The Company seeks to protect its intellectual property through a combination of patent registrations, trademark registrations, trade secret protections, and contractual arrangements. The Company also maintains proprietary manufacturing processes and design methodologies that it believes provide competitive advantages in the development and production of its golf equipment products.

Certain aspects of the Company’s composite shaft technologies, including manufacturing techniques, material configurations, and design methodologies, are maintained as proprietary trade secrets rather than patented technologies in order to preserve confidentiality.

Patents generally remain in effect for up to 20 years from the filing date of the patent application, subject to maintenance requirements. Trademarks may remain in effect indefinitely provided that they continue to be used in commerce and applicable renewal requirements are satisfied.

Patents

The Company holds a number of issued patents and patent rights relating to golf equipment technologies and product designs. These patents primarily relate to certain putter technologies, including weight distribution features and clubhead components.

The Company currently holds the following U.S. patents:

●	US D874589 S (Series 18 design patent)
●	US D874592 S (Series 54 design patent)
●	US D867494 S (Series 39 design patent)
●	US 11,123,614 B2 (Magnesium Golf Clubhead Insert)

The Company also holds intellectual property rights relating to its Ultra-Low Balance Point technology, which is protected through patents and patent applications in multiple jurisdictions, including the U.S., Australia, Canada, China, Europe, Japan, South Korea, and South Africa.,

The Ultra-Low Balance Point patent rights described above were licensed to the Company by Parcks Designs, LLC on July 24, 2018. The license granted to the Company is perpetual, worldwide, royalty-free, and exclusive aside from one additional licensee.

The principals of Parcks Designs, LLC include Steve Sacks and Richard Parente.

On May 25, 2022, the Company and Parcks Designs entered into a consulting agreement under which Parcks Designs provides club and shaft testing and analysis, putter head design consulting, and related technical services. Consulting fees under this agreement were initially nominal and increased to $2,000 per month beginning June 1, 2024.

On August 7, 2018, Richard E. Parente and Steve Sacks assigned to the Company the entire worldwide right, title, and interest in and to intellectual property relating to the Quad Weighted Lightweight Putter design.

Confidential Information and Trade Secrets

The Company relies in part on confidential information and trade secrets, including proprietary manufacturing processes, product design methodologies, engineering know-how, and other technical information. The Company seeks to protect this proprietary information through a combination of contractual obligations and internal policies.

Employees generally enter into confidentiality agreements with the Company, and confidentiality provisions are included in certain consulting and supplier agreements when those parties may have access to proprietary information. The Company also maintains internal procedures designed to safeguard confidential information and trade secrets.

Certain aspects of the Company’s composite shaft technologies, including manufacturing techniques, material configurations, and design methodologies, are maintained as proprietary trade secrets rather than patented technologies in order to preserve confidentiality.

Trademarks

The Company owns various trademarks and service marks used in connection with its golf equipment products and branding. These trademarks are registered in the United States and certain international jurisdictions.

●	USPTO Reg. No. 5,783,037 (Veni Vidi Vici)
●	USPTO Reg No. 5,822,719 (Sacks Parente)
●	South Korea Reg. No. 40-1820381 (Sacks Parente)

The Company also uses various trademarks, trade names, and brand identifiers in connection with its products and marketing activities. These include marks associated with the Company’s Newton-branded golf equipment products. The Company may seek trademark protection for certain of these marks in the United States and other jurisdictions where appropriate.

Trademark rights may continue indefinitely as long as the marks remain in use and registrations are properly maintained.

Domain names and Online Presence

The Company owns and maintains various domain names and online properties used in connection with its websites, investor relations communications, and marketing activities, including www.newtongolf.com. The Company also maintains official social media accounts used to communicate with customers, investors, and the broader golf community.

Government Regulation

Our operations are subject to various federal, state, local, and foreign laws and regulations applicable to businesses engaged in the design, manufacture, marketing, and distribution of consumer sporting goods.

Our golf equipment products are generally designed to conform to the Rules of Golf as established by the USGA and the R&A, the governing bodies responsible for equipment standards used in competitive play. Although conformity with these rules is not legally required, most golf equipment manufacturers design products to meet these standards because non-conforming equipment may be restricted from use in sanctioned competitions.

In addition, we are subject to laws and regulations relating to product safety, consumer protection, workplace health and safety, environmental compliance, import and export controls, and other similar regulatory requirements. These laws include, among others, environmental regulations governing the handling and disposal of certain materials used in manufacturing processes and workplace safety requirements administered by federal and state agencies.

Our operations are also subject to laws addressing anti-corruption and anti-bribery matters, including the U.S. Foreign Corrupt Practices Act (“FCPA”), particularly with respect to our international operations and relationships with distributors and other business partners.

We are subject to various data protection, privacy, and cybersecurity laws and regulations applicable to companies that maintain websites, conduct e-commerce activities, and process personal information. These laws include, among others, U.S. federal and state privacy laws such as the California Consumer Privacy Act, as amended by the California Privacy Rights Act, as well as other emerging state privacy regimes, and may also include international data protection laws to the extent we engage with customers outside the United States.

While we primarily rely on third-party service providers, including e-commerce platforms and payment processors such as Shopify, Amazon, and Fortis, to process payment transactions and related sensitive financial information, we collect and maintain certain personal information from customers, including names, email addresses, shipping addresses, and related order information. As a result, we remain subject to applicable privacy, data security, and breach notification requirements.

Compliance with these laws and regulations may require us to implement and maintain administrative, technical, and organizational safeguards, as well as policies and procedures relating to data collection, use, retention, and security. These requirements may increase our compliance costs and operational complexity, and any failure or perceived failure to comply with applicable data protection and privacy laws could result in regulatory investigations, fines, litigation, reputational harm, and loss of customer trust.

We believe we are in material compliance with applicable laws and regulations governing our operations. However, changes in laws, regulations, or their interpretation could require modifications to our business practices and may increase our compliance costs in the future.

Environmental Matters

The Company is subject to federal, state, and local environmental laws and regulations that impose requirements related to the discharge of pollutants into the environment and establish standards for the handling, generation, emission, release, discharge, treatment, storage, and disposal of certain materials, substances, and wastes, as well as the remediation of environmental contamination (collectively, “Environmental Laws”).

In the ordinary course of its manufacturing and product assembly processes, the Company uses paints, coatings, chemical solvents, and other materials and generates waste by-products that are subject to these Environmental Laws.

The Company maintains environmental and safety programs at its facilities designed to support compliance with applicable Environmental Laws. These programs include obtaining required environmental permits, managing and disposing of waste materials in accordance with regulatory requirements, tracking hazardous waste generation and disposal, monitoring air emissions and stormwater management practices, maintaining material safety data records, and conducting internal compliance reviews.

The Company believes it is in material compliance with applicable Environmental Laws. Compliance with these laws has not had a material adverse effect on the Company’s capital expenditures, earnings, or competitive position, although future changes in environmental regulations could require additional compliance efforts or expenditures.

Employees

As of December 31, 2025, the Company employed 38 full-time employees and 1 part-time employee and engaged 7 consultants. We may hire additional personnel from time to time to support operational needs and anticipated growth. None of our employees are represented by a labor union, and we have not experienced any work stoppages. We believe our relations with our employees are good.

Available Information

The Company maintains a website at www.newtongolf.com. The information contained on, or accessible through, the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

The Company makes available, free of charge, on or through its website certain reports and amendments to those reports that it files with or furnishes to the U.S. Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy and information statements, and any amendments to those reports or statements. These materials are made available on the Company’s website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

In addition, the Company routinely posts on the “Investors” section of its website news releases, announcements, and other information about the Company’s business and results of operations, some of which may be considered material information for investors. Accordingly, the Company encourages investors to monitor the Investors section of its website for important information about the Company.

The SEC maintains a website that contains reports, proxy statements, information statements, and other information regarding issuers that file electronically with the SEC. These materials are available at www.sec.gov.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all other information contained in this Annual Report on Form 10-K, including our financial statements and related notes, before making an investment decision.

The risks and uncertainties described below are those that we currently believe are material to our business. If any of these risks occur, our business, financial condition, results of operations, and cash flows could be materially and adversely affected. In that event, the trading price of our common stock could decline, and investors could lose all or part of their investment.

The risks described below are not the only risks we face. Additional risks and uncertainties that are not currently known to us or that we currently consider to be immaterial may also materially and adversely affect our business, financial condition, results of operations, or cash flows.

Risks Related to Our Industry and Business

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern.

We have experienced recurring operating losses and negative operating cash flows since our inception, and we may not be able to generate sufficient funds from our future operations to meet our cash flow requirements. Our ability to continue as a going concern is dependent upon our ability to obtain necessary debt or equity financing to continue operations until we begin generating positive cash flow. No assurance can be given that any future financing will be available to us or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

A reduction in the number of rounds of golf played or in the number of golf participants could adversely affect sales.

We currently generate our revenue from the sale of golf shafts, golf putters, golf grips and related gear. The demand for golf-related products in general, as well as the demand for golf-related soft goods, is directly related to the number of golf participants and the number of rounds of golf being played by these participants. If golf participation decreases or the number of rounds of golf played decreases, sales of our products may be adversely affected. In the future, the overall dollar volume of the market for golf-related products may not grow or may decline.

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

We are in the early stages of scaling our business, and our growth strategy may not be successful.

We are in the early stages of scaling our operations, including expanding manufacturing capacity, increasing marketing activities, and growing our distribution channels. Our future success depends on our ability to manage growth effectively while maintaining product quality, operational efficiency, and customer satisfaction.

Rapid growth may place significant demands on our management, operational, and financial resources. We may encounter difficulties in expanding production capacity, hiring and retaining qualified personnel, managing supply chains, or maintaining effective internal controls as our business grows.

If we are unable to successfully manage these challenges, our growth strategy may not be successful, and our business, financial condition, and results of operations could be materially adversely affected.

We may face increased labor costs or labor shortages that could slow growth and adversely affect our business, results of operations and financial condition.

Labor is a primary component in the cost of operating our business. If we face labor shortages or increased labor costs because of inflation, increased competition for employees, higher employee turnover rates, increases in the federally-mandated or state-mandated minimum wage, changes in exempt and non-exempt status, the impact of pandemics, or other employee benefits costs (including costs associated with health insurance coverage or workers’ compensation insurance), our operating expenses could increase and our growth could be adversely affected. With specific regard to recent inflationary pressures, we have seen some increases in material costs for various metals and carbon fiber, and costs associated with shipping and receiving goods. We may see additional pressure on labor costs, both inside the Company and from suppliers as they face these same issues.

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

In addition, immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training and retaining employees, which could materially and adversely affect our business, results of operations, and financial condition.

Unfavorable economic conditions, including due to future pandemics, inflation, tariffs, geopolitical conflicts or otherwise, could have a negative impact on consumer discretionary spending and therefore negatively impact our results of operations, financial condition and cash flows.

Our products are recreational in nature and are therefore discretionary purchases for consumers. Consumers are generally more willing to make discretionary purchases of golf products and to spend on leisure and out-of-home entertainment during favorable economic conditions and when consumers are feeling confident and prosperous. Any actual or perceived deterioration or weakness in general, regional or local economic conditions, unemployment levels, the job or housing markets, consumer debt levels or consumer confidence, as well as other adverse economic or market conditions due to a pandemic, inflation, tariffs, geopolitical conflicts or otherwise may lead to customers having less discretionary income to spend on entertainment and recreational activities, and may result in significant fluctuations and spending patterns year to year. Discretionary spending is also affected by many other factors, including general business conditions, interest rates, the availability of consumer credit, taxes and consumer confidence in future economic conditions. Purchases of our products and services could decline during periods when disposable income is lower, or during periods of actual or perceived unfavorable economic conditions. A significant or prolonged decline in general economic conditions or uncertainties regarding future economic prospects that adversely affect consumer discretionary spending, whether in the United States or in our international markets, could result in reduced sales of our products, which in turn would have a negative impact on our results of operations, financial condition and cash flows.

A severe or prolonged economic downturn could adversely affect our wholesale customers’ financial condition, their levels of business activity and their ability to pay trade obligations.

We primarily sell our products to consumers online, through retailers and wholesalers, and through certain other outlets, like golf fitters. We perform credit evaluations of larger distribution customers’ financial condition and generally require no collateral from these customers. However, a severe or prolonged downturn in the general economy could adversely affect the retail market which in turn, would negatively impact the liquidity and cash flows of these distribution customers, including the ability of such customers to obtain credit to finance purchases of our products and to pay their trade obligations. This could result in increased delinquent or uncollectible accounts for some of our customers. A failure by these customers to pay on a timely basis a significant portion of outstanding account receivable balances would adversely impact our results of operations, financial condition and cash flows.

We face intense competition in all of our markets, and if we are unable to compete effectively, it could have a material adverse effect on our business, results of operations, financial condition and growth prospects.

Our golf shaft products, golf putting instruments, grips and other products exist in a highly competitive marketplace that is served by a number of well-established and well-financed companies with recognized brand names. In particular four major competitors enjoy the majority of U.S. market share in golf.

With respect to golf equipment sales, new product introductions, price reductions, consignment sales, extended payment terms, “close outs”, tour and advertising spending by competitors continues to generate intense market competition. Furthermore, downward pressure on pricing in the market for products like ours could have a significant adverse effect on our business.

With respect to golf shaft sales, our competitors do incur significant costs in the areas of advertising, tour and other promotional support. To be competitive, we believe we also will need to incur significant expenses in tour, advertising and promotional support. In addition, we have invested, and may continue to invest in the future, significant capital into upgrades in our manufacturing and assembly facilities, including our golf shaft manufacturing facility in St. Joseph, Missouri, to maintain what we believe to be our technological and competitive advantage. Unless there is a change in competitive conditions, these competitive pressures and increased costs could adversely affect our results of operations and financial position.

If we are unable to successfully manage the introduction of new products that perform and satisfy changing consumer preferences, it could significantly and adversely impact financial performance and prospects for future growth.

Our golf products, like those of our competitors, generally have a life cycle. Depending on the product, it is considered typical within the industry that revenue from a new product rises and peaks within a three-year period, with sales occurring at a higher rate in the first two years than in the third. Factors driving a product life cycle include the rapid introduction of competitive products, consumer demands for the latest technology or a professional who uses the product and is victorious in a major tournament. In this marketplace, it is reasonable to assume our annual revenues can be affected each year by the introduction of new products, those that are in their first two years of the product life cycle, and successful professional use.

These marketplace conditions raise a number of issues that we must successfully manage. For example, we must properly anticipate consumer preferences and design products that meet those preferences while also complying with restrictions imposed on golf equipment by the Rules of Golf (see further discussion of the Rules of Golf below) or our new products will not achieve sufficient market success to compensate for the usual decline in sales experienced by products already in the market. Second, our research and development, third-party design and prototyping services and external suppliers will face constant pressures to design, develop, source and supply new products that perform better than their predecessors, many of which incorporate new or otherwise untested technology, suppliers or materials. Third, for new products to generate equivalent or greater revenues than their predecessors, they must either maintain the same or higher sales levels with the same or higher pricing, or exceed the performance of their predecessors in one or both of those areas. Fourth, the relatively short window of opportunity for launching and selling new products requires great precision in forecasting demand and assuring that supplies are ready and delivered during the critical selling periods.

Finally, the rapid changeover in products creates a need to monitor and manage the closeout of older products both at retail and in our own inventory. Should we not successfully manage the frequent introduction of new products that satisfy consumer demand, our results of operations, financial condition and cash flows could be significantly adversely affected.

Our revenue could become concentrated among a limited number of customers, and the loss of a significant customer could adversely affect our business.

For the year ended December 31, 2025, no individual customer accounted for more than 10% of our consolidated revenue. However, our golf equipment, golf gear, and other related products are sold through distributors, retailers, club fitters, and other channel partners, and our revenue may become concentrated among a limited number of customers in the future.

If one or more significant customers were to reduce, delay, or discontinue purchases of our products, experience financial difficulties, or otherwise terminate their relationship with us, and we were unable to replace that business in a timely manner, our revenue, financial condition, and results of operations could be materially adversely affected.

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

In addition, adverse publicity about regulatory or legal action against us could damage our reputation and brand image, undermine consumer confidence and reduce demand for our products, even if the regulatory or legal action is unfounded or not material to our operations. Also, as we seek to grow our presence in existing, and expand into new, geographic or product markets, consumers in these markets may not accept our brand image and may not be willing to pay a premium to purchase our products as compared to other brands. We anticipate as we continue to grow our presence in existing markets and expansion into new markets, further developing our brand may become increasingly difficult and expensive. If we are unable to maintain or further develop the image of our brand, it could materially adversely affect our business, financial condition and results of operations.

In addition, there has been a marked increase in the use of social media platforms and other forms of internet-based communications that provide individuals and businesses with access to a broad audience of consumers and other interested persons. The availability of information on social media platforms is virtually immediate, as is its potential impact to affected individuals and businesses. Many social media platforms immediately publish the content posted by their subscribers and participants, often without filters or checks on the accuracy of the content posted. Accordingly, the use of social media by customers or other third parties could create negative publicity, damage our brand or our reputation and have a material adverse effect on our business, financial condition and results of operations.

Our ability to grow our business depends in part on the effectiveness of our marketing and digital advertising strategies.

We rely on various marketing channels, including digital advertising, social media platforms, search engines, influencer marketing, and other promotional activities to generate consumer awareness and demand for our products. The effectiveness of these marketing efforts may fluctuate due to changes in advertising costs, platform algorithms, privacy regulations, or consumer preferences.

Increased competition for online advertising placements or changes to advertising platform policies may increase the cost of customer acquisition or reduce the effectiveness of our marketing campaigns. In addition, negative publicity or unfavorable commentary about our brand on social media or other online platforms could adversely affect consumer perception of our products.

If our marketing efforts are not effective or become significantly more expensive, our ability to acquire new customers and grow revenue could be adversely affected.

International political instability and terrorist activities may decrease demand for our products and disrupt our business.

Terrorist activities and armed conflicts, such as in Ukraine and the Middle East, including escalation of hostilities arising out of any global conflict, could have an adverse effect on the United States or worldwide economy and could decrease demand for our products as consumers’ attention and interests are diverted from golf and become focused on issues relating to these events. If such events disrupt domestic or international air, ground or sea shipments, or the operation of our manufacturing facilities, our ability to obtain the materials and components necessary to manufacture products and to deliver customer orders would be harmed, which would have a material adverse effect on our results of operations, financial condition and cash flows. Such events can also negatively impact tourism, which could adversely affect our sales to retailers at resorts and other vacation destinations. In addition, the occurrence of political instability and/or terrorist activities generally restricts travel to and from the affected areas, making it more difficult in general to manage our international relationships and operations. In particular, escalating political tensions could adversely impact macroeconomic conditions, give rise to regional instability and result in heightened economic sanctions from the U.S. and the international community in a manner that adversely affects our business.

Consolidation of retailers or concentration of retail market share among a few retailers may increase and concentrate our credit risk, put pressure on our margins and impair our ability to sell products.

The sporting goods and off-course golf equipment retail markets in some countries, including the United States, are dominated by a few large retailers. Certain of these retailers have in the past increased their market share and may continue to do so in the future by expanding through acquisitions and construction of additional stores. Future industry consolidation and correction is possible. These situations may result in a concentration of our credit risk with respect to our sales to such retailers, and, if any of these retailers were to experience a shortage of liquidity or other financial difficulties, or file for bankruptcy or receivership protection, it would increase the risk that their outstanding payables to us may not be paid. This consolidation may also result in larger retailers gaining increased leverage, which may impact our margins. In addition, increasing market share concentration among one or a few retailers in a particular country or region increases the risk that if any one of them substantially reduces their purchases of our products, we may be unable to find a sufficient number of other retail outlets for our products to sustain the same level of sales. Any reduction in sales by our retailers could materially adversely affect our business, financial condition and results of operations.

Demographic factors may affect the number of golf participants and related spending on our products.

Golf is a recreational activity that requires both time and financial resources, and different generations and socioeconomic and ethnic groups use their leisure time and discretionary funds in different ways. Golf participation among younger generations and certain socioeconomic and ethnic groups may not prove to be as popular as it is among older generations. A decline in golf participation or the number of rounds of golf played due to factors such as demographic changes or lack of interest in the sport among young people or certain socioeconomic and ethnic groups could reduce sales of our products and materially adversely affect our business, financial condition and results of operations.

Our business could be harmed by the occurrence of natural disasters, pandemic diseases, or other emergencies.

The occurrence of a natural disaster, such as an earthquake, tornado, tsunami, fire, flood or hurricane, or the further outbreak of a pandemic disease, could significantly adversely affect our business. A natural disaster or a pandemic disease could significantly adversely affect the demand for our products, our ability to manufacture our products, as well as the supply of the components and materials used to make our products. Demand for golf products also could be negatively affected as consumers in the affected regions restrict their recreational activities and as tourism to those areas declines. If our suppliers experienced a significant disruption in their business as a result of a natural disaster or other emergency, our ability to obtain the necessary components to make our products could be significantly adversely affected. In addition, the occurrence of a natural disaster or the outbreak of a pandemic disease generally restricts travel to and from the affected areas, making it more difficult in general to manage operations.

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

In addition, due to the seasonality of our business, our business can be significantly adversely affected by unusual or severe weather conditions. Unfavorable weather conditions generally result in fewer golf rounds played, which generally results in reduced demand for all golf products. Furthermore, catastrophic storms can negatively affect golf rounds played both during the storms and afterward, as storm damaged golf courses are repaired and golfers focus on repairing damage to their homes, businesses and communities.

Changes in equipment standards under applicable Rules of Golf could adversely affect our business.

We seek to have all our shafts, putting instruments, and grips meet the standards published by the USGA and the R&A in the Rules of Golf because these standards are generally followed by golfers, both professional and amateur, within their respective jurisdictions. The USGA publishes rules that are generally followed in the United States, Canada and Mexico, and the R&A publishes rules that are generally followed in most other countries throughout the world. However, the Rules of Golf as published by the R&A and the USGA are virtually the same and are intended to be so pursuant to a Joint Statement of Principles issued in 2001.

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

We have and intend in the future to establish relationships with professional athletes, celebrities and other endorsers in order to evaluate and promote our branded products. We have currently and intend in the future to enter into endorsement arrangements with members of the world’s various professional tours. These tours are known as the PGA Champions Tour, the PGA Tour, the LPGA Tour, the PGA European Tour, the Japan Golf Tour, the Korn Ferry Tour, the Epson Tour, and The PGA Latin America Tour. We also expect to enter into endorsements with celebrities to promote our brand. While most endorsers fulfill their contractual obligations without issue, some have been known to stop using a sponsor’s products despite contractual commitments. If certain of our endorsers were to stop using our products contrary to their endorsement agreements, or if any such endorser is or becomes the subject of negative publicity, our business could be adversely affected in a material way by the negative publicity or lack of endorsement.

We believe that professional usage of our golf shafts, golf putting instruments, and golf grips contributes to retail sales. We therefore spend a significant amount of money to secure professional usage of our products. Many other companies, however, also aggressively seek the patronage of these professionals and offer many inducements, including significant cash incentives and specially designed products. There is a great deal of competition to secure the representation of tour professionals. As a result, it is expensive to attract and retain such tour professionals. The inducements offered by other companies could result in a decrease in usage of our products by professional golfers or limit our ability to attract other tour professionals. A decline or refusal of use by professional players of our products, or a significant increase in the cost to attract or retain endorsers, could have a material adverse effect on our sales and our business.

Any significant changes in U.S. trade or other policies that block or restrict imports or increase import tariffs could have a material adverse effect on results of operations.

Although the majority of our products are sourced or manufactured in the United States, certain components used in our products, including grips and shaft adapters, are sourced from suppliers in China. In addition, certain manufacturing equipment used in our operations, particularly equipment required to expand production capacity, may also be sourced from China.

Changes in U.S. trade policies, including the imposition or expansion of tariffs or other restrictions on imports from China or other countries, could increase the cost of these components or manufacturing equipment or disrupt their availability. If we are unable to offset such cost increases or supply disruptions through pricing adjustments, alternative sourcing, or operational efficiencies, our business, financial condition, and results of operations could be adversely affected. Although international sales currently represent less than 1% of our total revenue, changes in international trade policies could affect our ability to expand into international markets in the future.

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

We may become subject to intellectual property claims or lawsuits that could cause us to incur significant costs or pay significant damages or that could prohibit us from selling our products.

Competitors in the golf equipment industry seek to obtain patent, trademark, copyright or other protection of their proprietary rights and designs for golf equipment, golf shafts and other products as do we. From time to time, third parties have claimed or may claim in the future that our products infringe upon their proprietary rights. We have evaluated and would evaluate any such claims and, where appropriate, would seek to obtain licenses or other business arrangements. To date, there have been no interruptions in our business as a result of any claims of infringement, and we do not believe that we materially infringe the intellectual property rights of third parties. However, in the future, intellectual property claims could force us to alter existing products or withdraw them from the market or could delay the introduction of new products.

Various patents have been issued to our competitors in the golf industry, and these competitors may assert that our golf products infringe their patent or other proprietary rights. If our golf products were found to infringe third-party intellectual property rights, we may be unable to obtain a license to use such technology, and it could incur substantial costs to redesign products, withdraw them from the market, and/or to defend legal actions.

Risks Related to Operations, Manufacturing, and Technology

We are exposed to risks associated with doing business globally and manufacturing in the U.S.

Currently we sell and distribute products in markets around the world, such as the Americas, Asia and Europe. These activities have and will continue to result in investments in inventory, accounts receivable, employees, corporate infrastructure and manufacturing facilities. There are a limited number of suppliers that manufacture components in the United States, and we are dependent on these suppliers and vendors. We have some components provided by vendors located outside of the United States and if these components were unavailable, it could have a materially adverse effect on our operations, financial performance and condition. The operation of foreign distribution in our international markets, as well as our management of relationships with international suppliers and vendors, will require the dedication of our management and other Company resources. We currently assemble all of our products and manufacture some of our products in the United States.

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

●Increased difficulty in ensuring compliance by employees, agents and contractors with our policies as well as with the laws of multiple jurisdictions, including but not limited to the FCPA, international environmental, health and safety laws, and increasingly complex regulations relating to the conduct of international commerce, including import/export laws and regulations, economic sanctions laws and regulations and trade controls, including tariffs;

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

We may acquire companies, businesses and products or product lines that complement or augment our existing business or planned growth markets. Integrating any newly acquired business, or partnership, is typically expensive and time-consuming. Integration efforts often take a significant amount of time, place a significant strain on managerial, operational and financial resources and could prove to be more difficult or expensive than predicted. The diversion of management’s attention and any delay or difficulties encountered in connection with any such acquisitions could result in the disruption of ongoing business or inconsistencies in standards and controls that could negatively affect our ability to maintain third-party relationships. Moreover, we may need to raise additional funds through public or private debt or equity financing, or issue additional shares, to continue operating the business, which may result in dilution for stockholders or the incurrence of indebtedness.

As part of our efforts to acquire companies, businesses or products or to enter into other significant transactions, we intend to conduct business, legal and financial due diligence with the goal of identifying and evaluating material risks involved in such transactions. Despite our efforts, we ultimately may be unsuccessful in ascertaining or evaluating all such risks and, as a result, might not realize the intended advantages of the transaction. If we fail to realize the expected benefits from a transaction, whether as a result of unidentified risks, integration difficulties, complexities associated with managing the combined business, performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the transaction and integrating the companies’ operations, litigation with current or former employees and other events, our business, financial condition and results of operations could be adversely affected.

If we inaccurately forecast demand for our products, we may manufacture either insufficient or excess quantities, which, in either case, could adversely affect our financial performance.

We plan our manufacturing capacity based upon forecasted demand for our products. Forecasting demand for our products is very difficult given the manufacturing lead times and the number of specifications involved. For example, we must forecast how many putting instruments we will sell, but also (1) the quantity of each model, (2) the quantity of the different components in each model, and (3) for each model, the style of grip, the number of left-handed and right-handed versions, and the style of shaft and hosel type. The nature of our business allows for some control over our manufacturing capacity if actual demand for a product or products exceed or are less than forecasted demand. However, if actual demand for a product or products exceeds the forecasted demand, we may not be able to produce sufficient quantities of products in time to fulfill actual demand, which could limit our sales and adversely affect financial performance. On the other hand, if actual demand is less than the forecasted demand for a product or products, we could produce excess quantities, resulting in excess inventories and related obsolescence charges that could adversely affect our financial performance.

If we inaccurately forecast demand or fail to manage inventory effectively, our financial results could be adversely affected.

Our ability to manage inventory effectively depends on accurately forecasting demand for our products and maintaining appropriate production and inventory levels. Because our products are manufactured with multiple specifications and components, including variations in shaft models, flexes, and configurations, forecasting demand is complex.

If we overestimate demand, we may produce excess inventory, which could result in inventory write-downs, discounting, or obsolescence. Conversely, if we underestimate demand, we may be unable to produce sufficient quantities of products in a timely manner to meet customer demand, resulting in lost sales opportunities and damage to customer relationships.

In addition, our inventory balances depend on accurate bills of materials, cost assumptions, and system configurations. Errors in these assumptions or systems could lead to inaccurate inventory valuations, operational inefficiencies, or financial reporting adjustments. Any of these factors could have a material adverse effect on our business, financial condition, and results of operations.

Our planned international business expansions could adversely affect results if they fail to successfully transition and grow revenue.

As we plan to expand our footprint into Asia, Latin America, and Europe, we could be harmed if we fail to successfully transition the business processes to a larger global scale. Our initial international expansion target is Asia, more specifically Japan, South Korea and other growth areas within the region, and is expected to require significant investment of capital and human resources. Since brick-and-mortar retail stores are still strong in many parts of Asia, the distribution structure and its costs and operations are significantly different from those in the U.S. As we increase the number of distributors, it is likely that the number of retail outlets throughout the region will also increase, in which case we will be required to add staff and devote additional management attention. This international attention by the management team and other employees who would otherwise be solely focused on the core U.S. business creates significant risk. If our globalization efforts fail to produce increases in revenue, or the transition is not managed effectively, we may experience loss of investments or excessive inventories and undue costs that could harm our business, financial condition and results of operations.

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

A significant disruption at any of our assembly or golf shaft manufacturing facilities or distribution centers in the United States or in regions outside the United States could materially and adversely affect our sales, profitability and results of operations. Our manufacturing and assembly facilities or distribution centers may be subject to a number of risks related to computer viruses, the proper operation of software and hardware, electronic or power interruptions, and other system failures. Risks associated with upgrading or expanding these facilities may significantly disrupt or increase the cost of our operations, which may have an immediate, or in some cases prolonged, impact on our margins. Difficulties in implementing new or upgraded technology or operational systems, could disrupt our operations and could materially and adversely affect our financial condition, results of operations or cash flows.

A significant portion of our manufacturing operations are concentrated in a single facility, and any disruption to this facility could adversely affect our business.

A significant portion of our manufacturing operations, including the production of our carbon fiber golf shafts and assembly of certain golf products, are conducted at our facility in St. Joseph, Missouri. Because a large portion of our manufacturing capacity is concentrated in this single location, any disruption to operations at this facility could materially affect our ability to manufacture products and fulfill customer orders.

Such disruptions could result from equipment failure, power outages, fires, severe weather events, labor shortages, natural disasters, cybersecurity incidents, supply interruptions, or other unforeseen circumstances. If our manufacturing operations were disrupted for any extended period of time, we could experience delays in fulfilling orders, lost sales, increased operating costs, and damage to customer relationships. Any such disruption could have a material adverse effect on our business, financial condition, and results of operations.

A disruption in the service or a significant increase in the cost of our primary delivery and shipping services for our products and component parts or a significant disruption at shipping ports could have a material adverse effect on our business.

We use FedEx Corporation (“FedEx”) and United Parcel Service (“UPS”) for substantially all ground shipments of products to U.S. customers. We have and will continue to consider other carriers for domestic shipments, and we use air carriers, ocean shipping services and the like, for our international shipments of products. Furthermore, many of the components we use to build our putters, including heads and components and carbon fiber for shafts, are shipped to our locations via air carrier and ship services. If there is any significant interruption in service by such providers or at airports or shipping ports, we may be unable to engage alternative suppliers or to receive or ship goods through alternate sites in order to deliver our products, components or materials in a timely and cost-efficient manner. As a result, we could experience manufacturing delays, increased manufacturing and shipping costs and lost sales as a result of missed delivery deadlines and product demand cycles. Any significant interruption in FedEx, UPS or other carrier services, air carrier services, ship services or at airports or shipping ports could have a material adverse effect on our business. Furthermore, if the cost of delivery or shipping services were to increase significantly and the additional costs could not be covered by product pricing, our results of operations and financial position could be materially adversely affected.

The costs and availability of finished products, product components and raw materials could affect our operating results.

The costs and availability of the finished products, product components and raw materials needed in our products can be volatile as a result of numerous factors, including general, domestic, and international economic conditions; labor costs; production levels; competition; consumer demand; import duties; tariffs; and currency exchange rates. In 2025, we have already experienced increases in the cost of specific materials, such as aluminum, brass, stainless/carbon steel, and tungsten. Although these increases have not had a material impact on our results of operations to date, if the current inflationary trend were to continue, it could affect our margins and retail pricing. This volatility could significantly affect the availability and cost of these items for us which could have a material adverse effect on our business, financial condition and results of operations.

The materials and components that we use, and that are used by our suppliers, involve raw materials, including aluminum, magnesium, stainless steel, carbon steel, synthetic rubbers, thermoplastics, and carbon fiber for the manufacturing of our golf shafts, titanium alloys, and epoxy resins and other materials for the assembly of our golf equipment, can experience significant price fluctuations or shortages. These raw materials or components, including the costs to transport such materials or components, the uncertainty of currency fluctuations against the U.S. dollar, increases in labor rates, trade duties or tariffs, and/or the introduction of new and expensive raw materials, could materially adversely affect our business, financial condition and results of operations. In addition, prolonged periods of inflationary pressure on some or all costs may result in increased costs to produce our products that could have an adverse effect on profits from sales of these products, or require us to increase prices for our products that could adversely affect consumer demand for our products.

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

Initiatives to drive sales and scale our business will require investment in, for example, technological improvements to our manufacturing or assembly facilities, marketing programs with special displays or unique offerings, or special product limited editions, all involve many risks which could result in, among other things, business interruptions and increased costs, any of which may result in our inability to realize returns on these capital investments. Expansion of business processes or facilities, including a significant expansion or technical upgrades for our golf shaft manufacturing facility in St Joseph, Missouri, all require significant capital investment. If we have insufficient sales or are unable to realize the full potential of our capital investment, it may not realize a positive return on investment, which could impact our margins and have a significant adverse effect on our results of operations, financial condition and cash flows.

Sales of our products by unauthorized retailers or distributors could adversely affect our authorized distribution channels and harm our reputation.

Some of our products find their way to unauthorized outlets or distribution channels. This “gray market” for our products can undermine authorized retailers and foreign wholesale distributors who promote and support the sales of our products, and can injure our image in the minds of our customers and consumers. While we may have to take lawful steps to limit commerce of our products in the “gray market” in both the United States and abroad, it is unlikely that we could completely stop such commerce. In such case we could incur damage to distributor relationships, which could materially adversely affect our business, financial condition and results of operations.

We rely on research and development, technical innovation and high-quality products to successfully compete.

Technical innovation and quality control in product design and manufacturing processes is essential to our success in the golf industry. Research and development play a key role in technical innovation and our competitive advantage. We rely upon experts in various fields to work with us to develop materials, processes, and components that give our products performance advantages over our competition. We also depend on others who test the performance of our products. If we fail to continue to introduce technical innovation in our products, or if we are unable to effectively utilize new technologies and materials, consumer demand for our products could fail to materialize, or decline, and if we experience problems with the quality of our products, we may incur substantial brand damage and expense to remedy the problems, any of which could materially adversely affect our business, financial condition and results of operations.

We rely on information systems that assist in the management of our manufacturing, inventory, distribution, engineering, sales and other functions. If our information systems were to fail to perform these functions adequately or if we experienced an interruption in operation, including a cybersecurity breach, our business and results of operations could suffer.

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

Any damage or significant disruption in the operation of any of our information systems, the failure of our IT vendors to perform as expected, the failure to successfully integrate the information technology systems of a businesses that we may acquire or any cybersecurity breach to any of our information systems (including financial or credit/payment frauds) would disrupt our business, which may result in decreased sales, increased overhead costs, excess inventory and product shortages and otherwise adversely affect our reputation, operations, financial performance and condition.

We rely in part on e-commerce platforms and online systems to generate sales, and disruptions to these systems could adversely affect our business.

A portion of our revenue is generated through direct-to-consumer sales conducted through our websites and other online platforms. Our e-commerce operations rely on various third-party technology providers for website hosting, payment processing, order management, shipping integrations, and other technology services.

If our websites experience outages, degraded performance, cybersecurity incidents, or other technical disruptions, or if any of our third-party technology providers experience service interruptions or cybersecurity breaches, our ability to accept and process customer orders could be impaired. In addition, changes in pricing, service terms, or the availability of services from these providers could increase our operating costs or disrupt our operations.

Any failure of our e-commerce systems or those of our service providers could result in lost sales, delayed order fulfillment, reputational harm, customer dissatisfaction, and increased operational costs, which could materially adversely affect our business, financial condition, and results of operations.

Cyber-attacks, unauthorized access to, or accidental disclosure of, consumer personally-identifiable information that we or our vendors collect through our websites or stores on servers may result in significant expense and negatively impact our reputation and business.

Today there is serious concern and awareness of the security of personal information transmitted over the Internet, consumer identity theft and user privacy. As discussed in Item 1C, Cybersecurity, while we have implemented security measures, our computer systems and those of our third party vendors and their data security systems and services may nevertheless be susceptible to electronic or physical computer break-ins, viruses, fraud, and other disruptions and security compromises involving the loss or unauthorized access of confidential information because technologies used to obtain unauthorized access to or sabotage systems are constantly evolving, change frequently, and generally are not recognized until they are launched against a target. Any perceived or actual unauthorized or inadvertent disclosure of personally-identifiable information, whether through a compromise of our own or our third party vendors’ networks by an unauthorized party, employee theft, misuse or error or otherwise, could harm our reputation, impair our ability to attract website visitors, require us to notify payment processors, compel us to comply with federal and/or state breach notification laws and foreign equivalents, subject us to costly mandatory corrective action, or subject us to claims or litigation arising from damages suffered by consumers, all of which could adversely affect our operations, financial performance and condition.

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues associated with the development and use of artificial intelligence (“AI”), combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. We have adopted and may in the future adopt and integrate generative AI tools into our systems for specific use cases in consultation with our legal and information technology departments. Our vendors may incorporate generative AI into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience. Although we have implemented policies and procedures intended to mitigate the risks associated with the use of AI and machine learning technologies, users of our network services, technology systems or computing equipment may take actions in violations of those policies. If we, our vendors, or our third-party partners experience an actual or perceived breach of privacy or security incident because of the use of AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. AI and machine learning technologies may also contribute to novel and urgent cybersecurity risks, including through the use by third parties of such technologies to launch more automated, targeted and coordinated attacks. Any of these outcomes could have a material adverse effect on our business, reputation, financial condition and results of operations.

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

● the Americans with Disabilities Act and similar state laws;

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

We design and contract for the manufacture of certain products, including putters, that may contain metals such as tungsten, tin, tantalum, or gold, which are considered “conflict minerals” under SEC regulations. These rules require companies to conduct inquiries into the origin of such materials, including whether they originate from the Democratic Republic of the Congo or adjoining countries.

As a result, we may be required to conduct due diligence on our supply chain and comply with related disclosure requirements. Compliance with these rules may result in additional administrative costs and reliance on information provided by third-party manufacturers, which may be incomplete or difficult to verify. In addition, sourcing of such materials could become more limited or costly if suppliers are unable to meet applicable standards.

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

Data privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions. The regulatory framework for data privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain and continue evolving for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt additional, laws and regulations affecting data privacy. In the United States, these include rules and regulations promulgated under the authority of federal agencies, such as the Federal Trade Commission (“FTC”), and state attorneys general and legislatures and consumer protection agencies. For example, the FTC Act grants the FTC authority to enforce against unfair or deceptive practices, which the FTC has interpreted to require companies’ practices with respect to personal information comply with the commitments posted in their privacy policies. With respect to the use of personal information for direct marketing purposes, the Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), establishes specific requirements for commercial email messages and specifies penalties for the transmission of commercial email messages that are intended to deceive the recipient as to source or content, and obligates, among other things, the sender of commercial emails to provide recipients with the ability to opt out of receiving future commercial emails from the sender. Further, the Telephone Consumer Protection Act (TCPA) restricts telemarketing and the use of technologies that enable automatic calling and/or messaging without proper customer consent, and is a particularly highly litigated issue. Many states in the United States have enacted statutes and rules governing the ways in which businesses may collect, use, and retain personal information. One such example is the California Consumer Privacy Act (“CCPA”), which came into effect in 2020. In addition, the California Privacy Rights Act (“CPRA”) was passed in November 2020, which significantly modified the CCPA, including by creating a new state agency that is vested with authority to implement and enforce the CCPA and CPRA. Moreover, many other states have passed and may continue to pass similar privacy-related laws whose restrictions and requirements differ from those of California, which have required, and likely will continue to require, us to design, implement and maintain different types of state-based, privacy-related compliance controls and programs simultaneously in multiple states. Similar laws relating to data privacy and security have been proposed at the federal level as well. Such laws have potentially conflicting requirements that could make compliance even more challenging, require us to expend significant resources to come into compliance, and restrict our ability to process certain personal information. Internationally, many jurisdictions in which we operate have established or enhanced their own data security and privacy legal framework with which we or our customers must comply, including but not limited to, the European Union’s (the “EU”) General Data Protection Regulation (“GDPR”), which imposes stringent operational requirements, including, for example, requiring expanded disclosures about how personal information is used, limitations on retention of information, mandatory data breach notification obligations, and higher standards for obtaining consent to process personal information. The GDPR provides that EU member states may make their own additional laws and regulations in relation to certain data processing activities. Legal developments in the EU have created complexity and uncertainty regarding transfers of personal information from the EU to “third countries,” especially the United States. For example, in 2020, the Court of Justice of the EU invalidated the EU-U.S. Privacy Shield Framework (a mechanism for the transfer of personal information to the EU from the US) and made clear that reliance on standard contractual clauses (another mechanism for the transfer of personal information outside of the EU) alone may not be sufficient in all circumstances. In addition, after the United Kingdom (the “U.K.”), left the EU, the U.K. enacted the U.K. GDPR, which together with the amended U.K. Data Protection Act 2018 retains the GDPR in U.K. national law. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. The changing legal and regulatory landscape could in the future further limit our ability to use and share personal information and require changes to our operating model. Any inability or perceived inability to adequately address data privacy and security concerns, even if unfounded, or comply with applicable data privacy and data security laws, regulations, and policies, could result in additional compliance costs, penalties and liability costs, damage to our reputation and adversely affect our business.

Risks Related to Tax and Financial Matters

We expect to need to raise additional funds from time to time through public or private debt or equity financings in order to implement our business plan.

We expect to need to raise additional funds from time to time in order to implement our business plan, take advantage of opportunities, including the expansion of our business or the acquisition of complementary products, technologies or businesses; develop new products or expand existing lines of business, including the launching of new products or responding to competitive pressures. Even if we are able to achieve our business plan, we estimate that approximately $6.0 million of additional capital may be required to support operations until we reach operating break-even.

If we are unable to find ways to finance our operations and the manufacturing and development of products to scale the business on acceptable terms or at all, or if we or our financing partners default on our respective obligations to fund such costs, we could be required to delay, significantly curtail or eliminate planned products or marketing programs, which could have a material adverse effect on our business, financial condition and results of operations. There can be no guarantee that we will be able to timely secure financing on favorable terms, or at all, for any of the foregoing purposes.

Any capital raised through the sale of equity or securities convertible into equity will dilute the percentage ownership of holders of our common stock. Capital raised through debt financing would require us to make periodic interest payments and may impose restrictive covenants on the conduct of our business. Furthermore, additional financings may not be available on economically favorable terms, especially during periods of adverse economic conditions, which could make it more difficult or impossible for us to obtain funding for the operation of our business, for making additional investments in product development and for repaying outstanding indebtedness. A failure to obtain necessary additional funding could prevent us from making expenditures that may be required to grow our business or maintain our operations.

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

Recently, the market prices and trading volume of shares of our common stock and of other small publicly traded companies with a limited number of shares available to purchasers have experienced rapid and substantial price volatility unrelated to the financial performance of those companies. Extreme fluctuations in the market price of our common stock may occur in response to strong and atypical retail investor interest, including on social media and online forums, direct access by retail investors to broadly available trading platforms, the amount and status of short interest in our common stock, access to margin debt, trading in options and other derivatives on our common stock and any related hedging and other trading factors.

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

If we fail to regain and maintain compliance with Nasdaq continued listing requirements, our common stock could be delisted.

Our common stock is listed on Nasdaq and is subject to continued listing requirements established by Nasdaq. These requirements include, among other things, minimum bid price, market value, stockholders’ equity, and corporate governance requirements.

As of December 31, 2025, our shareholders’ equity was $0.9 million, which is below the $2.5 million of minimum shareholders’ equity required by the Nasdaq Listing Rules. As a result, we will be out of compliance with Nasdaq Listing Rule 5550(b)(1) upon the filing of this Annual Report.

If we fail to regain and maintain compliance with Nasdaq’s continued listing requirements, Nasdaq may initiate delisting proceedings. If our common stock were delisted, the liquidity and market price of our common stock could decline significantly, and our ability to raise capital could be adversely affected.

A delisting could also reduce analyst coverage and investor interest in our common stock and may make it more difficult for stockholders to sell their shares. Any such outcome could have a material adverse effect on the market value of our common stock and our ability to access the capital markets.

Market and economic conditions may negatively impact our business, financial condition and share price.

Concerns over energy costs, geopolitical issues, the U.S. mortgage market and a deteriorating real estate market, unstable global credit markets and financial conditions, volatile oil prices and medical epidemics have led to periods of significant economic instability, diminished liquidity and credit availability, declines in consumer confidence and discretionary spending, diminished expectations for the global economy and expectations of slower global economic growth, increased unemployment rates, and increased credit defaults. Our general business strategy may be adversely affected by any such economic downturns, volatile business environments and continued unstable or unpredictable economic and market conditions. If these conditions continue to deteriorate or do not improve, it may make any necessary debt or equity financing more difficult to complete, more costly, and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance, and share price and could require us to delay or abandon development or commercialization plans.

Future sales and issuances of our common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our share price to fall.

We expect that additional capital will be needed in the future to continue our planned operations, including increased marketing, hiring new personnel, commercializing our product, and continuing activities as an operating public company. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and terms that we determine at our discretion. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders. Also, the issuance of shares of common stock as a result of the exercise of the Company’s outstanding Series A and Series B Warrants will result in additional dilution of the percentage ownership of existing shareholders.

Our Bylaws and Certificate of Incorporation provide that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation and Bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our Certificate of Incorporation or Bylaws or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision would not apply to suits brought to enforce a duty or liability created by the Securities Act of 1933, as amended, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We base estimates on experience and on various other assumptions that we believe to be reasonable under the circumstances, as discussed below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Significant assumptions and estimates used in preparing our financial statements include those related to revenue recognition; allowance for doubtful accounts; inventories; long-lived assets, goodwill and non-amortizing intangible assets; warranty policy; income taxes and provisional estimates due to the Tax Cuts and Jobs Act (the “Tax Act”) enacted in December 2017; share-based compensation; and foreign currency translation. Our financial condition and results of operations may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our results of operations to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our common stock.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company maintains policies and processes designed to identify, assess, and manage cybersecurity risks that could affect its information systems and business operations. Cybersecurity risk management is integrated into the Company’s overall risk management processes and is considered as part of its broader operational and strategic decision-making.

The Company’s processes include periodic assessments of potential cybersecurity threats, evaluation of vulnerabilities, and implementation of safeguards designed to protect the confidentiality, integrity, and availability of its information systems and data. These activities are informed by industry practices and may include the use of internal resources as well as third-party service providers.

The Company relies on third-party platforms and service providers, including e-commerce, payment processing, and cloud-based systems, and considers risks associated with such providers as part of its cybersecurity risk management processes. The Company evaluates third-party service providers, where appropriate, and monitors for potential risks arising from such relationships.

The Company may engage external consultants or service providers from time to time to assist with evaluating cybersecurity risks, implementing security measures, and responding to potential incidents.

While the Company has not identified cybersecurity risks that have materially affected its business, results of operations, or financial condition, it cannot provide assurance that such risks will not have a material impact in the future.

The Company maintains policies and processes designed to identify, assess, and manage cybersecurity risks that could affect its information systems and business operations. These processes include periodic reviews of potential cybersecurity threats and evaluation of safeguards designed to protect the confidentiality, integrity, and availability of the Company’s information systems.

The Company may engage third-party consultants or service providers to assist with evaluating cybersecurity risks and implementing appropriate security measures.

The Company has not experienced any cybersecurity incidents and has not identified any risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, its business strategy, results of operations, or financial condition.

Governance

The Company’s Board of Directors has oversight responsibility for cybersecurity risk as part of its overall risk oversight function. The Board of Directors receives periodic updates from management regarding cybersecurity risks, including potential threats, mitigation efforts, and the status of the Company’s information security controls.

The Company’s Chief Financial Officer is responsible for overseeing the Company’s cybersecurity risk management processes, including monitoring cybersecurity risks, coordinating mitigation efforts, and engaging third-party service providers, as appropriate. The Chief Financial Officer reports to the Board of Directors periodically on cybersecurity matters as part of the Company’s broader risk management framework.

The Company’s executive management team, including the Chief Financial Officer, periodically reviews cybersecurity risks and the effectiveness of related safeguards. While the Company does not maintain a dedicated cybersecurity committee, cybersecurity risks are considered as part of the Board’s and management’s ongoing oversight of enterprise risk.

The Company’s leadership has experience managing financial, operational, and technology-related risks, including oversight of third-party service providers and information systems. In addition, the Company may engage external consultants or advisors with relevant cybersecurity expertise to assist in evaluating risks and implementing appropriate safeguards.

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

Effective March 17, 2025, the Company’s name was changed from Sacks Parente Golf, Inc. to Newton Golf Company, Inc. to better reflect its commitment to revolutionizing golf through advanced physics and precision engineering.

In connection with the name change, the Company’s Nasdaq ticker symbol was changed from “SPGC” to “NWTG.”

Holders of Common Stock

As of March 26, 2025, there were approximately 28 holders of record of our common stock. These holders of record include depositories that hold shares of stock for brokerage firms which, in turn, hold shares of stock for numerous beneficial owners.

Dividend Policy

We have never declared or paid any cash dividends on our capital stock. We currently intend to retain future earnings, if any, to finance the operation of our business and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Any future determination related to our dividend policy will be made at the discretion of our board of directors after considering our financial condition, results of operations, current and anticipated capital requirements, business prospects, and other factors our board of directors deems relevant, and subject to applicable laws and the restrictions contained in any future financing instruments.

Unregistered Sales of Equity Securities

On October 29, 2025, the Company issued 102,041 restricted stock units to a vendor for services to be rendered with a fair value of $150,000. The shares were valued based on the market value of the Company’s common stock price on the grant date. The issuance was recorded as pre-paid expense in the accompanying statements of operations and balance sheets. The pre-paid expense related to issuances of restricted stock units will be amortized over the remaining service period and charged to selling, general and administrative expense. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On December 16, 2025, the Company issued 40,000 restricted stock units to a vendor for services to be rendered with a fair value of $57,000. The shares were valued based on the market value of the Company’s common stock price on the grant date. The issuance was recorded as pre-paid expense in the accompanying statements of operations and balance sheets. The pre-paid expense related to issuances of restricted stock units will be amortized over the remaining service period and charged to selling, general and administrative expense. The Company relied upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

Executive Summary

During 2024, 2025 and early 2026, several factors influenced the Company’s operations and financial position, including:

● Expansion of the Newton Motion shaft product line. The Company continued to expand its premium shaft offerings, including the introduction of the Motion fairway wood shaft in 2024, the Fast Motion driver shaft in 2025, and additional product development across the fairway wood and hybrid shaft categories set to launch in 2026.

● Increased market adoption of Newton shafts. More than 60 professional golfers have placed Newton shafts into tournament play across multiple professional tours, including the PGA TOUR Champions, contributing to increased awareness of the Newton brand and growth in shaft-related revenue.

● Capital raising activities. On March 16, 2026, the Company issued to entities affiliated with and controlled by Brett Hoge, one of the Company’s directors, an unsecured convertible promissory note with an aggregate principal amount of $500,000, which bears interest at a rate of 10% per annum and matures in 18 months, along with a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.75 per share. The convertible promissory note, including accrued interest, is convertible into shares of common stock at maturity at a conversion price of $1.60 per share.

During 2024, the Company completed two public offerings generating approximately $7.8 million in net proceeds, strengthening liquidity and supporting product development, manufacturing expansion, and working capital.

Company Overview

We design, manufacture, and sell performance golf equipment, including premium golf shafts and putters, and focus on developing technology-driven golf products intended to enhance player performance. Our Newton Motion™ shaft product line represents a core component of our product strategy and has contributed significantly to recent revenue growth.

In April 2022, we expanded our manufacturing capabilities by opening a shaft manufacturing facility in St. Joseph, Missouri to support the production of advanced carbon fiber golf shafts. We seek to manufacture and assemble substantially all of our products in the United States where economically feasible, which management believes provides supply chain advantages and supports product quality, engineering control, and operational flexibility.

We sell our products through a combination of direct-to-consumer channels, including our websites, as well as through resellers, professional club fitters, distributors, and golf retailers. We currently distribute products primarily in the United States, with additional distribution in international markets including Japan and South Korea.

Newton Motion Shafts

Product Introduction

In November 2023, the Company expanded its product portfolio through the introduction of the Newton Motion driver shaft, marking the Company’s entry into the premium golf shaft market. The Newton Motion driver shaft is a carbon fiber golf shaft designed to improve performance and consistency for golfers. In April 2024, the Company further expanded its product line with the introduction of the Newton Motion fairway wood shaft. In April 2025, the Company introduced the Fast Motion driver shaft, an updated premium shaft design that expands the Company’s driver shaft product lineup. The drivers and fairway wood shafts are manufactured at the Company’s facility in St. Joseph, Missouri.

The Newton Motion shafts utilize the Company’s proprietary “DOT” system, which replaces traditional shaft flex categories with a numerical system ranging from one to seven dots designed to provide golfers with a more precise fit based on swing characteristics. The Company believes this system simplifies shaft selection and allows golfers to match driver, fairway wood, and hybrid shafts across its product lines.

Product Development and Pipeline

The Company continues to refine and expand its shaft product lineup. In March 2026, the Company introduced an updated version of its Fast Motion Driver shaft. Updated versions of the Motion driver shaft and Motion fairway wood shaft are expected to be released in late March and April 2026. The Company is also developing additional shaft products, including a Fast Motion fairway wood shaft expected to launch in the second quarter of 2026 and hybrid shafts for both the Motion and Fast Motion product lines expected to launch during the second and third quarters of 2026.

The Company has focused product development on shaft designs tailored to specific club types, including shafts designed specifically for fairway woods rather than using a single shaft design across both drivers and fairway woods.

Market Adoption

Since the launch of the Newton Motion shaft line, the Company has seen increasing adoption among professional golfers across several tours, including the PGA TOUR Champions, Korn Ferry Tour, LPGA Tour, and other international tours. More than 60 professionals have put Newton shafts in play in tournament competitions across these tours. The Company believes that professional adoption is an indicator of product performance, as professional golfers typically select equipment based on its ability to improve performance.

During the 2025 golf season, Newton shafts were used in three tournament victories on the PGA TOUR Champions.

The expansion of the Newton Motion shaft product line has been a significant contributor to the Company’s recent revenue growth. The Company believes its premium golf-shaft products represent a core component of its long-term growth strategy. Increased adoption of Newton shafts by professional golfers, club fitters, and retail partners has expanded awareness of the Newton brand and helped facilitate broader distribution opportunities for the Company’s products.

Newton Gravity Putters

The Company also offers a line of putters under the Newton Gravity brand. During 2025, the Company reduced marketing expenditures directed toward the direct-to-consumer channel after determining that the return on advertising spend did not meet internal targets. As a result, the Company has shifted its near-term focus toward expanding distribution through wholesale and retail channels, including professional club fitters and golf retailers.

The Company’s growing presence in the premium golf shaft market has helped facilitate introductions to retail and fitter partners, which may create additional opportunities to expand distribution of other Newton-branded products. As the Company continues to develop these retail relationships, it expects the Gravity putter line to benefit from increased product visibility and broader distribution through these channels.

Key Factors Affecting Our Performance

Seasonality and General Trends in Golf Participation

Golf equipment sales are generally seasonal, with demand typically increasing during the spring and summer months when golf activity is highest in many regions. As a result, the Company historically experiences stronger sales during the second and third quarters of the year when weather conditions are more favorable for outdoor play. Conversely, sales may be lower during the first and fourth quarters when cold weather in certain regions reduces outdoor golf activity.

Golf participation increased significantly during the COVID-19 pandemic as the sport was widely viewed as a socially distanced outdoor activity. Although the initial pandemic-driven surge has moderated, participation levels have remained elevated relative to historical levels, and the Company believes the sport has benefited from increased engagement among new and returning golfers.

In addition, the continued growth of off-course golf experiences, including golf entertainment venues such as Topgolf, and the increasing popularity of golf simulators and indoor golf facilities have expanded opportunities for individuals to participate in the sport. These venues and technologies allow consumers to experience golf in non-traditional environments, including urban locations, indoor facilities, and residential settings.

Golf simulators and indoor golf facilities have also expanded opportunities for participation in regions where weather conditions limit traditional outdoor play during portions of the year. As a result, golf enthusiasts in colder climates are increasingly able to practice and remain engaged with the sport on a year-round basis.

The Company believes that sustained participation in golf and increased engagement through both traditional and non-traditional golf experiences may support continued demand for golf equipment; however, future participation trends and consumer demand remain subject to economic conditions and other factors beyond the Company’s control.

Public Company Costs

Since listing our common stock on The Nasdaq Capital Market in August 2023, we have incurred additional expenses associated with operating as a public company. These costs include compliance with SEC reporting requirements, internal control compliance, director and officer liability insurance, board compensation, and increased accounting, legal, and audit fees. As a result, we expect our operating expenses to remain higher than those incurred prior to becoming a public company.

Impact of Inflation

Inflation has resulted in moderate increases in the cost of certain raw materials and component parts used in the manufacture of our products. To date, we have largely absorbed these increases and have not significantly raised prices. If inflationary pressures persist, our manufacturing costs may increase and could adversely affect gross margins unless we are able to offset these increases through pricing adjustments, cost reductions, or operational efficiencies.

We continue to expand our network of qualified domestic suppliers to diversify sourcing and mitigate potential supply chain disruptions.

Comparison of the Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Our sales, cost of goods sold, operating expenses, and net loss from operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024 were as follows (amounts are rounded to nearest thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	$ Changes

Net Sales	$8,135,000	$3,445,000	$4,690,000
Cost of goods sold	3,581,000	1,171,000	2,410,000
Gross profit	4,554,000	2,274,000	2,280,000

Operating expenses:
Selling, general and administrative	11,323,000	6,509,000	4,814,000
Research and development	779,000	743,000	36,000
Total operating expenses	12,102,000	7,252,000	4,850,000

Loss from operations	(7,548,000)	(4,978,000)	(2,570,000)

Interest income, net	99,000	161,000	(62,000)
Financing costs	-	(6,913,000)	6,913,000
Change in fair value of warrant liability	1,429,000	(22,000)	1,451,000

Net loss	$(6,020,000)	$(11,752,000)	$5,732,000

Overview of Operating Results

The Company’s operating results for the year ended December 31, 2025 were primarily driven by the following factors:

● Expansion of the Newton Motion shaft product line. Revenue growth during 2025 was primarily driven by the launch of the Fast Motion driver shaft, an updated premium shaft design that expands the Company’s driver shaft product lineup, full-year sales of the Newton Motion fairway wood shaft launched in April 2024 and continued expansion of the Newton Motion driver shaft launched in November 2023. The Company has continued to expand the platform with additional shaft configurations, including the introduction of the Fast Motion driver shaft and the planned launch of the Fast Motion fairway wood shaft, Fast Motion hybrid shaft, and Motion hybrid shaft. The Company manufactures its shafts at its facility in St. Joseph, Missouri, which management believes provides meaningful production capacity to support continued growth.

● Growth in direct-to-consumer sales. The Company continued to expand its direct-to-consumer channel through its websites, supported by improvements in digital marketing efficiency, higher conversion rates, and repeat customer purchases.

● Increased adoption by professional club fitters. Newton shafts gained increased visibility and adoption within the professional fitting channel, including recognition as the No. 1 selling shafts for both drivers and fairway woods at Club Champion Golf during 2025.

● Investment in marketing and operational infrastructure. The Company increased spending on marketing, personnel, and operational systems to support revenue growth and the scaling of the Newton brand.

These factors are discussed in greater detail below in the Company’s analysis of results of operations.

Net Sales

Net sales increased approximately $4.7 million, or 136%, to approximately $8.1 million for the year ended December 31, 2025, compared to $3.4 million for the year ended December 31, 2024, driven primarily by strong demand for the Newton Motion shaft product line and growth in the Company’s direct-to-consumer channel.

The increase in net sales was primarily driven by the introduction and expansion of the Newton Motion shaft product line. The Company launched the Newton Motion driver shaft in November 2023 and the Newton Motion fairway wood shaft in April 2024. As a result, the year ended December 31, 2025 reflects the first full year of sales for the Newton Motion fairway shaft product line.

During the year ended December 31, 2025, the Newton Motion shaft product line generated approximately $8.0 million of net sales and represented approximately 99% of the Company’s total revenue.

Demand for the Company’s shaft products increased throughout 2025, including strong seasonal sales during promotional periods such as Black Friday. Direct-to-consumer sales represented approximately 91% of total net sales during 2025 and were primarily generated through the Company’s websites. The Company believes improvements in digital marketing efficiency, higher conversion rates, and repeat customer purchases contributed to the growth in online sales.

The Company also experienced increased adoption of its shaft products among professional club fitters. During 2025, Newton shafts were named the No. 1 selling shafts for both drivers and fairway woods at Club Champion Golf, a professional club-fitting retailer, which the Company believes reflects strong demand among club-fitting professionals.

In April 2025, the Company introduced the Fast Motion driver shaft, an updated premium shaft design that expands the Company’s driver shaft product lineup.

Cost of goods sold

Cost of goods sold consists primarily of materials, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products.

Cost of goods sold increased by approximately $2.4 million to $3.6 million for the year ended December 31, 2025, compared to $1.2 million for the year ended December 31, 2024. The increase was primarily attributable to higher sales volumes during 2025 associated with the expansion of the Company’s Motion shaft product line plus additional labor cost driven by incremental headcount and overtime to meet increased demand.

Gross margin was 56% for the year ended December 31, 2025, compared to 66% for the year ended December 31, 2024. The decrease in gross margin was primarily attributable additional labor cost driven by incremental full-time employees, an increase in temporary labor, and overtime to meet increased demand.

During 2025, the Company implemented improvements to its costing processes, bill of materials management, and internal controls over inventory accounting. The Company is formalizing its demand planning and production scheduling processes to better align manufacturing capacity with anticipated demand and improve operational efficiency as production volumes increase. In addition, the Company enhanced its inventory verification procedures, including more frequent cycle counts and expanded physical inventory counts, to further improve the accuracy of inventory records and financial reporting.

The Company is also enhancing its manufacturing management and operational planning processes to support the continued scaling of production operations. In January 2026, the Company expanded the operational responsibilities of its Chief Financial Officer to include oversight of manufacturing and operational functions, strengthening coordination between financial management and factory operations.

As production volumes increase, the Company expects to benefit from improved manufacturing efficiencies and more stable production planning. However, gross margins may fluctuate in future periods based on production efficiency, product mix, and sales channel mix, including the relative contribution of direct-to-consumer and wholesale sales.

Operating expenses

Operating expenses include selling, general and administrative expenses, and research and development costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of employee compensation and benefits, legal and professional fees, sales and marketing expenses, stock-based compensation, public company compliance costs, shipping costs, Shopify transaction fees, rent, depreciation, and other general operating expenses.

Selling, general and administrative expenses increased approximately $4.8 million to $11.3 million for the year ended December 31, 2025, compared to $6.5 million for the year ended December 31, 2024.

The increase was primarily attributable to:

● a $1.5 million increase in marketing expenses, primarily related to paid media and brand marketing initiatives;

● a $1.1 million increase in sales-related expenses, including affiliate commissions, Shopify transaction fees, and shipping costs associated with higher sales volume;

● a $1.0 million increase in public company operating costs, including legal, audit, insurance, and compliance expenses;

● a $0.5 million increase in employee-related costs associated with new hires to support the Company’s growth; and

● a $0.3 million increase in professional services related to the optimization and enhancement of enterprise systems, including NetSuite, AfterShip, demand-planning tools, and related system integrations intended to improve operational efficiency and support future scalability.

Selling, general and administrative expenses also included approximately $0.7 million of expenses that are not expected to recur at similar levels, consisting primarily of legal expenses associated with a special stockholder meeting and Series B Warrant exercises, incremental accounting and audit fees related to warrant valuation and accounting requirements, transfer agent costs related to warrant exercises, proxy solicitation expenses associated with the special stockholder meeting, and certain system optimization costs.

During 2025, the Company also added FedEx as an additional logistics provider to support fulfillment operations. The Company expects this change to improve delivery efficiency and reduce shipping costs over time.

The Company expects sales and marketing expenses to increase in absolute dollars as it continues to invest in brand awareness, customer acquisition, and market expansion to support revenue growth. However, as the Newton brand continues to gain recognition and the Company expands its distribution through wholesale channels, including professional club fitters, retailers, and potential OEM relationships, management expects sales and marketing expenses to decline as a percentage of net sales over time. The Company believes that increasing brand awareness, a growing installed base of Newton shaft users, and expansion of its wholesale distribution network may improve marketing efficiency and contribute to operating leverage as revenue scales.

Research and Development Expenses

Research and development expenses consist primarily of employee compensation, consulting expenses, licensing fees, and product design and development costs.

Research and development expenses increased approximately $0.04 million to $0.8 million, or 5%, for the year ended December 31, 2025, compared to $0.7 million for the year ended December 31, 2024.

The increase was primarily attributable to continued investment in product development and testing as the Company expands and refines its Newton Motion shaft product lineup, including the development of additional shaft configurations and related technologies. These investments support the Company’s ongoing efforts to enhance product performance and expand its technology-driven golf equipment portfolio.

Loss from operations

Loss from operations increased approximately $2.5 million to $7.5 million for the year ended December 31, 2025, compared to $5.0 million for the year ended December 31, 2024.

The increase in operating loss was primarily attributable to higher operating expenses associated with the Company’s growth initiatives and public company infrastructure, including increased marketing and brand development investments, higher employee-related costs, increased public company compliance expenses, and an increase in factory labor costs to meet increased demand.

These increases were partially offset by significant revenue growth driven by increased sales of the Company’s Newton Motion shaft product line.

The Company continues to invest in marketing, personnel, operational infrastructure, and product development to support long-term revenue growth and expansion of its product portfolio. As revenue continues to scale, the Company expects to benefit from improved operating leverage over time.

Other income (expense), net

Interest income, net was $99,000 for the year ended December 31, 2025, compared to $161,000 for the year ended December 31, 2024. The decrease in interest income was primarily attributable to lower average cash balances during 2025 compared to the prior year.

The Company did not incur any financing costs during the year ended December 31, 2025. During the year ended December 31, 2024, the Company recognized $6.9 million of financing costs associated with the issuance of warrants and other costs related to its December 2024 financing transactions.

During the year ended December 31, 2025, the Company recognized a $1.4 million gain related to the change in the fair value of warrant liabilities, compared to a $22,000 loss recognized during the year ended December 31, 2024. The change in fair value of warrant liabilities reflects the periodic remeasurement of certain warrants that are classified as liabilities under applicable accounting guidance. The fair value of these warrants is remeasured at each reporting date, and changes in fair value are recorded in the Company’s statement of operations.

Net loss and Strategic Investments

Net loss was $6.0 million for the year ended December 31, 2025, compared to $11.8 million for the year ended December 31, 2024.

The decrease in net loss was primarily attributable to the absence of the $6.9 million financing costs recorded during 2024 and the $1.4 million gain related to the change in the fair value of warrant liabilities during 2025. These improvements were partially offset by an increase in operating loss associated with the Company’s continued investments in marketing, personnel, and operational infrastructure to support revenue growth.

Excluding financing costs and changes in the fair value of warrant liabilities, the increase in net loss primarily reflects higher operating expenses related to the Company’s growth initiatives, including marketing investments, personnel expansion, and operational infrastructure to support the scaling of the Company’s Newton Motion shaft product line.

The Company continues to invest in marketing, personnel, product development, and operational infrastructure to support the expansion of the Newton Motion shaft platform and the broader Newton brand. Management believes these investments position the Company for continued revenue expansion as brand awareness grows, additional shaft configurations and new products are introduced, and distribution expands through professional club fitters, retail partners, international distributors, and potential OEM relationships. While these investments have contributed to operating losses in the near term, management believes they position the Company for improved operating leverage as the business scales.

Management believes the Company is in the early stages of scaling the Newton Motion shaft platform and that continued adoption by professional club fitters, retail partners, and international distributors may support significant revenue growth while leveraging the Company’s existing manufacturing infrastructure, including its shaft manufacturing facility in St. Joseph, Missouri.

The following section discusses the Company’s liquidity, capital resources, and financing strategy to support these growth initiatives.

Liquidity and Capital Resources

On October 24, 2025, the Company entered into an At-The-Market Sales Offering Agreement (“ATM Offering Agreement”) with Kingswood Capital Partners, LLC (“Kingswood”), which allows the Company to sell up to $10.0 million of its common stock from time to time pursuant to its effective shelf registration statement on Form S-3. The ATM program provides the Company with an additional source of potential liquidity; however, the amount and timing of any sales will depend on market conditions, trading volume, and investor demand. As of the date of this report, the Company has not sold any shares under the ATM program. The Company intends to utilize the ATM program opportunistically, taking into account market conditions, trading volume, and the Company’s capital requirements.

On March 16, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to issue at one or more closings, on the terms and conditions contained in the Purchase Agreement, unsecured promissory notes in the aggregate funded amount of up to $2,000,000 (the “Convertible Notes”) and common stock warrants (the “Warrants”) to purchase shares of the Company’s common stock at an exercise price of $1.75 per share, subject to adjustments from time to time.  The first closing occurred on March 16, 2026, at which the Company issued to entities affiliated with and controlled by Brett Hoge, one of the Company’s directors, a Convertible Note with an aggregate principal amount of $500,000, which bears interest at a rate of 10% per annum and matures in 18 months, along with a five-year Warrant to purchase 50,000 shares of common stock. The Convertible Note, including accrued interest, is convertible into shares of common stock at maturity at a conversion price of $1.60 per share. The Company continues to seek to raise an additional $1,500,000 pursuant to the Purchase Agreement; however, there can be no assurance that additional capital will be obtained.

The Company’s capital strategy is to maintain sufficient liquidity to support ongoing operations, product development, manufacturing expansion, and marketing initiatives while seeking to minimize dilution to existing stockholders. Management intends to utilize available financing sources, including the ATM program and other potential financing sources, in a disciplined manner with the objective of raising the capital necessary to support operations and growth initiatives while seeking to minimize dilution to existing stockholders.

The Company estimates that approximately $6.0 million of additional capital may be required to support operations until the Company reaches operating break-even. The Company expects to evaluate a variety of financing alternatives, including the ATM program and other potential financing sources, to meet its capital requirements.

The Company’s expected timeline to achieve operating break-even is influenced by the level of investment in marketing and growth initiatives. Management has the ability to adjust the pace of these investments, which could accelerate the path to operating break-even but may also reduce the rate of revenue growth.

The Company’s estimated capital requirements assume that performance-based compensation earned by management is paid in cash. The Company may elect to satisfy a portion of such compensation through equity-based awards or other non-cash compensation arrangements, which could reduce the Company’s cash requirements. Any such determinations would be made by the Company’s Board of Directors or compensation committee, as applicable.

As revenue continues to scale and distribution expands through professional club fitters, retail partners, international distributors, and potential OEM relationships, the Company expects that improving operating leverage may contribute to reducing its reliance on external financing over time. The Company’s premium shaft products are designed to support attractive gross margins, and as production volumes increase, management expects manufacturing efficiencies and fixed-cost leverage to further improve the Company’s operating profile. Management expects that future capital raising activities will generally be aligned with operational milestones and revenue growth.

The Company’s manufacturing facility in St. Joseph, Missouri currently provides meaningful production capacity to support anticipated growth. Management estimates that the facility could support production of up to approximately 200,000 shafts annually with incremental operational improvements. The Company’s current facility lease is approximately $3,900 per month, providing a relatively low fixed-cost manufacturing footprint. The Company expects that only modest capital investments may be required to enhance production capacity and operational efficiency as demand for Newton products continues to grow.

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Year Ended December 31,
	2025	2024

Net cash (used in) provided by:
Operating activities	$(5,166,000)	$(4,929,000)
Investing activities	(469,000)	(502,000)
Financing activities	(717,000)	7,743,000
Net (decrease) increase in cash	$(6,352,000)	$2,312,000

Operating Activities

Net cash used in operating activities for the year ended December 31, 2025 was $5,166,000, compared to $4,929,000 for the year ended December 31, 2024. The increase in net cash used in operating activities primarily reflects higher operating expenses associated with the Company’s growth initiatives, including increased marketing and brand-building activities, higher sales-related expenses associated with increased revenue, and increased public company operating costs. Operating cash outflows also reflected increased employee-related costs associated with new hires and performance-based bonuses tied to revenue growth and operational milestones, as well as higher professional services related to the optimization and enhancement of enterprise systems intended to support operational efficiency and future scalability. These factors were partially offset by an increase in gross profit in 2025. The increase in operating expenses reflects management’s continued investment in brand awareness, sales infrastructure, and operational systems intended to support the Company’s long-term revenue growth and scalability.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2025 totaled $469,000, primarily related to purchases of property and equipment associated with the expansion and support of the Company’s manufacturing operations. Net cash used in investing activities for the year ended December 31, 2024 totaled $502,000, also related primarily to purchases of property and equipment.

Financing Activities

Net cash used in financing activities for the year ended December 31, 2025 was $717,000, compared to net cash provided by financing activities of $7,743,000 for the year ended December 31, 2024.

The net cash used in financing activities during 2025 primarily reflected cash used for share repurchases and other financing-related activities during the year.

Net cash provided by financing activities during 2024 primarily reflected proceeds from equity financing transactions completed during the year, partially offset by approximately $50,000 used to repay software and licensing obligations.

Financing activity in 2025 was significantly lower than 2024, which benefited from capital raised through equity financing transactions.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, during the year ended December 31, 2025, the Company incurred a net loss of $6,020,000 and used cash in operations of $5,166,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in its report on the Company’s financial statements for the year ended December 31, 2025.

At December 31, 2025, the Company had approximately $1.3 million of cash and cash equivalents. Management currently expects that its existing cash resources will fund operations for a limited period and that additional financing will be required to support ongoing operations.

The continuation of the Company as a going concern is dependent upon its ability to obtain additional debt or equity financing until it begins generating positive cash flow. No assurance can be given that such financing will be available or, if available, that it will be on terms acceptable to the Company. Any additional financing may contain restrictive covenants, in the case of debt financing, or result in substantial dilution to existing stockholders, in the case of equity financing.

Emerging Growth Company

We are an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting requirements applicable to other public companies.

We will remain an emerging growth company until the earliest of:

(i) the last day of the fiscal year in which our annual gross revenues exceed $1.235 billion;

(ii) the last day of the fiscal year in which the market value of our common stock held by non-affiliates exceeds $700 million as of the end of the second quarter of that fiscal year;

(iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three-year period; or

(iv) the last day of the fiscal year following the fifth anniversary of our initial public offering.

As an emerging growth company, we are not required to:

● comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act regarding internal control over financial reporting;

● comply with any requirement that may be adopted by the Public Company Accounting Oversight Board (PCAOB) regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

● provide certain executive compensation disclosures required of larger public companies; or

● hold advisory votes on executive compensation matters, such as “say-on-pay,” “say-on-frequency,” and “say-on-golden parachutes.”

In addition, Section 107 of the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards. Under this provision, an emerging growth company may delay adoption of certain accounting standards until those standards apply to private companies. The Company has elected to take advantage of this extended transition period.

Inflation and Supply Chain

The Company’s manufacturing operations utilize raw materials such as carbon fiber, metals, coatings, and other specialized components. In recent years, global supply chain disruptions and inflationary pressures have affected the cost of certain raw materials, transportation, and labor. While the Company has experienced increases in certain input costs, management has sought to mitigate these impacts through supplier diversification, operational efficiencies, and product pricing strategies.

Because the Company manufactures a significant portion of its shaft products domestically at its facility in St. Joseph, Missouri, management believes the Company may benefit from greater operational control and reduced exposure to certain international supply chain disruptions and tariffs compared to companies that rely more heavily on overseas manufacturing.

At present, inflation has not had a material adverse effect on the Company’s results of operations; however, sustained increases in raw material costs, freight costs, or labor expenses could impact the Company’s cost structure and operating margins in future periods.

Off-Balance Sheet Arrangements

At December 31, 2025 and 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, financial condition, and liquidity are based upon our financial statements, which have been prepared and audited in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity, revenues, and expenses, as well as the related disclosures of contingent assets and liabilities.

Management bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because the use of estimates is inherent in the financial reporting process, actual results could differ materially from those estimates.

Management evaluates its estimates on an ongoing basis and adjusts those estimates when facts and circumstances change. Management believes the following accounting policies involve the most significant judgments and estimates used in the preparation of the Company’s financial statements.

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

We may offer short-term sales incentives, which include sell-through promotions and price concessions or price reductions. Sell-through promotions are generally offered throughout a product’s life cycle, which varies from two to three years but could be shorter or longer. Price concessions or price reductions are generally offered at the end of the product’s life cycle. The estimated variable consideration related to these potential programs will be based on a rate that includes historical and forecasted data. We may record a reduction to net revenues using this rate at the time of the sale. We will monitor this rate against actual results and forecasted estimates and adjusts the rate as necessary in order to reflect the amount of consideration it expects to receive from its customers.

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

Stock-Based Compensation

The Company periodically grants restricted stock units (“RSUs”) and stock options to employees, directors, and consultants as compensation for services. The Company accounts for these awards in accordance with ASC 718, Compensation—Stock Compensation, whereby the fair value of the award is measured on the grant date and recognized as compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense is recorded within the Company’s consolidated statements of operations based on the nature of the services rendered. The fair value of RSUs is determined based on the fair market value of the Company’s common stock on the grant date. RSUs generally vest based on continued service over a specified vesting period. Compensation expense for time-based RSU awards is recognized on a straight-line basis over the requisite service period. The Company may grant RSU awards in the future that include performance-based vesting conditions tied to operational or financial milestones. For such awards, compensation expense would be recognized when it becomes probable that the performance condition will be achieved. The Company recognizes forfeitures as they occur.

The fair value of stock option awards is estimated on the grant date using the Black-Scholes option-pricing model, which requires management to make assumptions regarding the expected term of the award, expected volatility of the Company’s common stock, risk-free interest rate, and expected dividend yield.

Prior to the Company’s initial public offering on August 14, 2023, the Company’s common stock was not publicly traded. As a result, the Company estimated the fair value of its common stock using valuation methodologies consistent with the framework outlined in the AICPA Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation. These valuations incorporated various objective and subjective factors, including external market conditions, guideline public company information, arm’s-length transactions involving the Company’s securities, the rights and preferences of securities senior to the Company’s common stock, and the probability of achieving a liquidity event such as an initial public offering or sale of the Company.

For periods prior to the Company developing a sufficient trading history for its common stock, the Company estimated expected volatility using the historical volatility of a group of comparable publicly traded companies. Beginning in the third quarter of 2025, the Company began using the historical volatility of its own publicly traded common stock to estimate expected volatility.

The expected term of stock options granted to employees is determined using the “simplified method” for awards that qualify as plain-vanilla options. The expected term of stock options granted to non-employees is generally based on the contractual term of the award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant for time periods approximately equal to the expected term of the award. The expected dividend yield is zero, based on the fact that the Company has never paid dividends and does not currently expect to pay dividends in the foreseeable future.

Warrant Accounting

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an evaluation of the specific terms of the warrants and the applicable guidance in ASC 480, Distinguishing Liabilities from Equity, and ASC 815, Derivatives and Hedging.

This evaluation includes determining whether the warrants are freestanding financial instruments, whether they meet the definition of a liability under ASC 480, and whether they satisfy the criteria for equity classification under ASC 815. In particular, the Company assesses whether the warrants are indexed to the Company’s own stock and whether the terms of the warrants could require net cash settlement in circumstances outside the Company’s control, among other conditions required for equity classification.

This assessment requires the use of professional judgment and is performed at the time of warrant issuance and reassessed at each reporting period while the warrants remains outstanding.

Warrants that are classified as liabilities are recorded at fair value upon issuance and remeasured at fair value at each reporting date, with changes in fair value recognized in the Company’s consolidated statements of operations. Warrants that qualify for equity classification are recorded within additional paid-in capital and are not subsequently remeasured.

Recently Issued Accounting Pronouncements

See Note 2 of the Notes to Financial Statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item 7A.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Newton Golf Company, Inc.

Camarillo, California

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Newton Golf Company, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Weinberg & Company

Weinberg & Company

Los Angeles, California

March 31, 2026

NEWTON GOLF COMPANY, INC.

BALANCE SHEETS

(Amounts rounded to nearest thousands, except share amounts)

	December 31,	December 31,
	2025	2024

ASSETS
Current Assets
Cash and cash equivalents	$1,298,000	$7,650,000
Accounts receivable, net	102,000	115,000
Inventory, net of reserve for obsolescence of $135,000 and $49,000, respectively	374,000	913,000
Prepaid expenses and other current assets	413,000	274,000
Total Current Assets	2,187,000	8,952,000

Property and equipment, net	880,000	716,000
Right of use asset	84,000	34,000
Software licensing agreement, net	25,000	59,000
Deferred Offering Costs	123,000	-
Deposits	-	5,000
Total Other Assets	1,112,000	814,000

TOTAL ASSETS	$3,299,000	$9,766,000

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued expenses	$1,503,000	$572,000
Lease liability, current	40,000	34,000
Software licensing obligation, current	41,000	54,000
Warrant Liability	745,000	14,261,000
Total Current Liabilities	2,329,000	14,921,000

Software licensing fee obligation, net of current	-	32,000
Lease liabilities, net of current	44,000	-
Total Liabilities	2,373,000	14,953,000

Shareholders’ Equity (Deficiency)
Preferred stock, par value $0.01, 5,000,000 shares authorized; no shares issued and outstanding, respectively	-	-
Common stock, par value $0.01, 45,000,000 shares authorized; 4,592,063 and 297,184 shares issued and outstanding, respectively	45,000	3,000
Additional paid-in capital	28,970,000	16,879,000
Accumulated deficit	(28,089,000)	(22,069,000)
Total Shareholders’ Equity (Deficiency)	926,000	(5,187,000)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIENCY)	$3,299,000	$9,766,000

The accompanying notes are an integral part of these financial statements.

NEWTON GOLF COMPANY, INC.

STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2025 and 2024

(Amounts rounded to nearest thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024

Revenues	$8,135,000	$3,445,000
Cost of goods sold	3,581,000	1,171,000
Gross profit	4,554,000	2,274,000

Operating expenses:
Selling, general and administrative expense	11,323,000	6,509,000
Research and development expenses	779,000	743,000
Total operating expenses	12,102,000	7,252,000

Loss from operations	(7,548,000)	(4,978,000)

Interest income, net	99,000	161,000
Financing costs	-	(6,913,000)
Change in fair value of warrant liabilities	1,429,000	(22,000)
Net Loss	$(6,020,000)	$(11,752,000)

Loss per common share – basic and diluted	$(1.63)	$(178.33)

Weighted average common shares outstanding – basic and diluted	3,701,444	65,899

The accompanying notes are an integral part of these financial statements.

NEWTON GOLF COMPANY, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Years Ended December 31, 2025 and 2024

(Amounts rounded to nearest thousands, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2023	51,651	1,000	16,106,000	(10,317,000)	5,790,000
Vesting of options	-	-	308,000		308,000
Proceeds from public offering of common stock, net of expenses	245,533	2,000	7,791,000	-	7,793,000
Fair value of warrant liability related to public offering	-	-	(7,326,000)	-	(7,326,000)

Net Loss	-	-		(11,752,000)	(11,752,000)
Balance, December 31, 2024	297,184	$3,000	$16,879,000	$(22,069,000)	$(5,187,000)

Vesting of options	-	-	181,000	-	181,000
Shares issued for consulting services	222,041	2,000	319,000	-	321,000
Stock compensation expense on vesting RSUs	40,000	-	93,000	-	93,000
Costs incurred on conversion of warrants	-	-	(49,000)	-	(49,000)
Exercise of warrants	4,233,238	42,000	12,045,000		12,087,000
Acquisition and retirement treasury shares	(200,400)	(2,000)	(498,000)		(500,000)
Net Loss				(6,020,000)	(6,020,000)
Balance, December 31, 2025	4,592,063	$45,000	$28,970,000	$(28,089,000)	$926,000

The accompanying notes are an integral part of these financial statements

NEWTON GOLF COMPANY, INC.

STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

(Amounts rounded to nearest thousands)

	Years Ended December 31,
	2025	2024

Cash Flows from Operating Activities
Net Loss	$(6,020,000)		$(11,752,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	305,000		165,000
Amortization of deferred software licensing agreement	34,000		51,000
Amortization of prepaid restricted stock	168,000		-
Bad debt expense	50,000		19,000
Inventory reserve	86,000		(49,000)
Financing costs	-		6,913,000
Change in fair value of warrants (gain) loss	(1,429,000)		22,000
Stock-based compensation expense	274,000		308,000
Right-of-use asset	35,000		31,000
Changes in operating assets and liabilities
Accounts receivable	(37,000)		(81,000)
Inventory	453,000		(616,000)
Prepaids and other current assets	14,000		(78,000)
Deposits	5,000		-
Accounts payable and accrued expenses	931,000		171,000
Lease liability (ROU)	(35,000)		(31,000)
Customer deposits	-		(2,000)
Net cash used in operating activities	(5,166,000)		(4,929,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(469,000)		(502,000)
Net cash used in investing activities	(469,000)		(502,000)

Cash Flows from Financing Activities
Treasury stock	(500,000)		-
Offering costs	(123,000)		-
Proceeds from public sale of common stock, net	(49,000)		7,793,000
Software licensing obligation	(45,000)		(50,000)
Net cash (used in) provided by financing activities	(717,000)		7,743,000

Net (decrease) increase in cash	(6,352,000)		2,312,000
Cash and cash equivalents and restricted cash at the beginning of period	7,650,000		5,338,000
Cash and cash equivalents and restricted cash end of period	$1,298,000		$7,650,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$-		$-
Cash paid for income taxes	$-		$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrant liability converted to equity	$12,087,000		$14,239,000
New right of use asset and lease liability	$106,000	$
Recording of restricted stock unit as prepaid asset	$321,000	$

The accompanying notes are an integral part of these financial statements.

NEWTON GOLF COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024
(Amounts rounded to nearest thousands, except share and per share amounts)

NOTE 1 – OPERATIONS AND LIQUIDITY

Newton Golf Company, Inc. (“we” or the “Company”) was formed in 2018 as Sacks Parente Golf, Inc., a Delaware limited liability company. On March 18, 2025 the Company converted into a Delaware corporation named Newton Golf Company, Inc. Pursuant to our Plan of Conversion, on March 18, 2025, all of the outstanding ownership interests in Sacks Parente Golf, Inc., and rights to receive such interest were converted into and exchanged for shares of capital stock of Newton Golf Company, Inc.. The Company retroactively reflected the conversion as of the earliest periods presented herein.

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

The Company designs, manufactures, and sells performance golf equipment, including premium golf shafts and putters. The Company’s Newton Motion shaft product line represents a core component of its product strategy and has contributed significantly to recent revenue growth.

In April 2022, the Company expanded its manufacturing capabilities by opening a shaft manufacturing facility in St. Joseph, Missouri, to support the production of advanced carbon fiber golf shafts. The Company seeks to manufacture and assemble substantially all of its products in the United States where economically feasible, which management believes provides supply chain advantages and greater control over product quality and manufacturing processes.

The Company sells its products through a combination of direct-to-consumer channels, including its websites, as well as through resellers, professional club fitters, distributors, and golf retailers. The Company currently distributes products primarily in the United States, with additional distribution in Japan and South Korea.

The Company may expand its product offerings over time through internal product development, strategic partnerships, or acquisitions of complementary golf-related product lines or technologies.

Going Concern and Liquidity

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2025, the Company incurred a net loss of $6,020,000 and used cash in operations of $5,166,000 and had stockholders’ equity of $926,000 as of December 31, 2025. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the financial statements being issued. These financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

At December 31, 2025, the Company had cash and cash equivalents on hand in the amount of $1,298,000. Management currently expects that its existing cash resources will fund operations for a limited period and that additional financing will be required to support ongoing operations.

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

On March 4, 2025, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to affect a reverse stock split of the Company’s common stock at a ratio of 1-for-30 shares (the “Second Reverse Stock Split”, and together with the First Reverse Stock Split, the “Reverse Stock Splits”). The Second Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on March 17, 2025 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. As a result of the Second Reverse Stock Split, every 30 shares of common stock were automatically combined into one share of common stock. All shares and per share amounts and information presented herein have been retroactively adjusted to reflect the Reverse Stock Splits for all years presented.

The authorized number of shares of common stock was not affected by the Reverse Stock Splits. No fractional shares were issued in connection with the Reverse Stock Splits, as all fractional shares were rounded up to the next whole share. Accordingly, all share and per share amounts presented herein with respect to common stock have been retroactively adjusted to reflect the First and Second Reverse Stock Split for all periods presented. Proportionate adjustments for the Reverse Stock Splits have been made to the per share exercise price and the number of shares issuable upon the exercise of warrants, the number of shares reserved for issuance under the Company’s equity plans, and all the then outstanding awards under the Company’s equity plans. The Reverse Stock Splits did not change the par value of the common stock or modify any voting rights or other terms of common stock.

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

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At December 31, 2025, management recorded an allowance for doubtful accounts of $69,000, reflecting updated expectations regarding collectability. At December 31, 2024, the allowance for doubtful accounts was $19,000.

Inventory

Inventory is stated at the lower of cost or net realizable value, with cost determined using the first-in, first-out (“FIFO”) method. Inventory consists primarily of raw materials, work-in-process, and finished goods related to the Company’s golf equipment products.

The Company regularly reviews inventory quantities on hand and records provisions for excess, slow-moving, or potentially obsolete inventory based primarily on estimated future product demand and the Company’s ability to sell the related products.

Demand for the Company’s products may fluctuate due to factors such as changes in consumer preferences, product life cycles, competitive product introductions, and general market conditions, which could result in slower inventory turnover or reductions in the rate of orders placed by customers.

The Company also performs periodic physical inventory counts and cycle counts to verify recorded inventory quantities. Adjustments may be recorded when differences are identified between recorded inventory balances and physical inventory on hand, including adjustments related to product costing or bill of materials assumptions maintained within the Company’s enterprise resource planning system.

Management’s estimates of future product demand and net realizable value require judgment and may differ from actual results, which could result in adjustments to inventory carrying values in future periods.

At December 31, 2025 and 2024, management recorded reserves for slow-moving and potentially obsolete inventory of $135,000 and $49,000, respectively.

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

Management assesses the carrying value of property and equipment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. If there is an indication of impairment, management prepares an estimate of future cash flows expected to result from the use of the asset and its eventual disposition. If these cash flows are less than the carrying amount of the asset, an impairment loss is recognized to write down the asset to its estimated fair value. For the years ended December 31, 2025 and 2024, the Company determined there were no indicators of impairment of its property and equipment.

Warrant Liabilities

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The Company does not allow for returns after 30 days, except for damaged products when the damage occurred pre-fulfillment. Damaged product returns have historically been insignificant. Because of this, the stand-alone nature of our products, and our assessment of performance obligations and transaction pricing for our sales contracts, we do not currently maintain a contract asset or liability balance for obligations. We assess our contracts and the reasonableness of our conclusions on a quarterly basis.

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Years Ended December 31,
	2025		2024
Net Sales Source	Revenue	%	Revenue	%
Distributors and retailers	$716,000	8.8%	$553,000	16.1%
Online Sales	7,419,000	91.2%	2,892,000	83.9%
Net Sales	$8,135,000		$3,445,000

The following table presents our net sales by product lines for the period presented:

	Years Ended December 31,
	2025		2024
Product Line	Revenue	%	Revenue	%
Driver and Fairway Shafts	$8,067,000	99.2%	$3,172,000	92.1%
Putters	68,000	0.8%	273,000	7.9%
Net Sales	$8,135,000		$3,445,000

Loss per Common Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is antidilutive.

For the years ended December 31, 2025 and 2024, the calculations of basic and diluted net loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	December 31, 2025	December 31, 2024
Stock Options	38,475	$13,659
Restricted Stock Units	755,222	-
Series A Warrants	268,333	268,333
Series B Warrants	16,849	268,333
Total	1,078,879	$550,325

*	The Company currently has 16,849 remaining Series B Warrants that will convert into 288,834 shares of common stock upon their alternative cashless exercise.

Advertising Costs

Advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated at $2,346,000 and $1,351,000 for the years ended December 31, 2025 and 2024, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $779,000 and $743,000 for the years ended December 31, 2025 and 2024, respectively.

Stock-Based Compensation

The Company periodically grants restricted stock units (“RSUs”) and stock options to employees, directors, and consultants in non-capital raising transactions for services. The Company accounts for these awards in accordance with Accounting Standards Codification 718, Compensation—Stock Compensation (“ASC 718”), whereby the fair value of the award is measured on the grant date and recognized as compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense is recorded in the Company’s statements of operations based on the nature of the services rendered. The fair value of RSU awards is determined based on the fair market value of the Company’s common stock on the grant date.

The fair value of stock option awards is estimated using the Black-Scholes option-pricing model, which requires management to make assumptions regarding the expected term of the award, expected volatility of the Company’s common stock, the risk-free interest rate, and expected dividend yield.

The Company was a private company through August 14, 2023, and therefore initially lacked company-specific historical and implied volatility information. As a result, the Company historically estimated expected volatility using the historical volatility of a group of publicly traded peer companies within the consumer products industry with characteristics similar to the Company. Beginning in the third quarter of 2025, the Company began using the historical volatility of its own publicly traded common stock to estimate expected volatility.

The expected term of stock options granted to employees is determined using the “simplified” method for awards that qualify as plain-vanilla options. The expected term of stock options granted to non-employees is generally based on the contractual term of the option award. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant for time periods approximately equal to the expected term of the award. The expected dividend yield is zero, as the Company has never paid cash dividends and does not currently expect to pay dividends in the foreseeable future.

Fair Value of Financial Instruments

The Company uses various inputs in determining the fair value of its financial assets and liabilities and measures these assets on a recurring basis. Financial assets recorded at fair value are categorized by the level of subjectivity associated with the inputs used to measure their fair value. ASC Section 820 defines the following levels of subjectivity associated with the inputs:

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

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest-bearing cash balances were fully insured at December 31, 2025 and 2024.

Accounts Receivable. At December 31, 2025, two customers accounted for more than 19% and 17% of accounts receivable, respectively. At December 31, 2024, two customers accounted for 44% and 20% of accounts receivable. No other customers exceeded 10% of accounts receivable in either period.

Net sales. During the year ended December 31, 2025, no customer exceeded 10% of net sales. During the year ended December 31, 2025, approximately 99% of the Company’s net sales were in the United States and 1% of the Company’s net sales were international. During the year ended December 31, 2024, no customer accounted for more than 10% of net sales. During the year ended December 31, 2024, approximately 94% of the Company’s net sales were in the United States, and 6% of the Company’s net sales were international.

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

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost, first in, first out or net realizable value, and net of reserves is comprised of the following:

	December 31, 2025	December 31, 2024
Raw materials, net	$424,000	$838,000
Finished goods, net	85,000	124,000
Inventory Reserve	(135,000)	(49,000)
Total	$374,000	$913,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	December 31, 2025	December 31, 2024
Machinery and equipment	$920,000	$711,000
Leasehold improvements	399,000	161,000
Information technology and software	28,000	6,000
Automobile	46,000	46,000
Accumulated depreciation	(513,000)	(208,000)
Property and equipment, net	$880,000	$716,000

Depreciation expense is included in selling, general and administrative expenses in the accompanying statements of operations. For the years ended December 31, 2025 and 2024, depreciation expenses were $305,000 and $165,000, respectively.

NOTE 5 – SOFTWARE LICENSING OBLIGATION

In October 2023, the Company entered into a software licensing agreement with Oracle America, Inc (“Oracle”) for its NetSuite Enterprise Resource Planning (ERP) software (“NetSuite”). The Company agreed to license NetSuite for 36 months and utilize Oracle’s professional services to assist in the implementation of NetSuite. The cost of the license fee was $102,000 and professional services were fixed at $34,000, for an aggregate cost of $136,000. Per the payment terms, no payments were due during the first nine months, and 30 monthly payments of $4,513 are due from April 1, 2024 through September 1, 2026.

The Company initially recorded the $136,000 cost as a deferred software licensing asset and liability on the accompanying balance sheets. The deferred software licensing asset is being amortized over the license period. The deferred software licensing balance was $59,000 at December 31, 2024. During the year ended December 31, 2025, the Company recorded amortization expense of $34,000, resulting in a deferred software licensing balance of $25,000 at December 31, 2025.

During the year ended December 31, 2024, the Company made payments of $50,000, leaving a software license obligation balance of $86,000 at December 31, 2024. During the year ended December 31, 2025, the Company made payments of $45,000, leaving a software license obligation balance was $41,000 at December 31, 2025. As of December 31, 2025, the entire remaining balance of $41,000 was classified as current, with no long-term software license obligation outstanding.

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

On April 1, 2022, the Company entered a facility lease for a 4,000 square foot facility in St. Joseph, Missouri, to expand its manufacturing business to include advanced premium golf shafts. The lease is for 24 months, and the monthly rent is approximately $1,500. On January 1, 2023, the Company amended its lease by adding an additional 5,000 square feet and extending the lease term to December 2024. The amended lease is for 24 months from January 1, 2023, and the monthly rent is approximately $3,000. On December 14, 2023, the Company again amended its lease by extending the lease term to December 2025.

In July 2025, the Company entered into an additional lease agreement that added a parking lot and a designated space for a dumpster. The lease runs from January 1, 2025 through December 31, 2027, with monthly rent increasing from $3,600 to $3,900.

The Company’s ROU asset balance was $34,000 as of December 31, 2024. During the year ended December 31, 2025, the Company recognized an additional ROU asset of $106,000 related to its new lease and recorded amortization of ROU assets of $56,000, resulting in an ROU asset balance of $84,000 as of December 31, 2025.

The Company’s lease liability balance was $34,000 as of December 31, 2024. In connection with the 2025 lease agreement, the Company recognized an additional lease liability of $106,000. During the year ended December 31, 2025, the Company made lease payments of $56,000, resulting in a lease liability of $84,000 as of December 31, 2025. Of this amount, $40,000 was classified as current and $44,000 was classified as long-term.

During the years ended December 31, 2025 and 2024, lease costs totaled approximately $49,000 and $98,000, respectively.

As of December 31, 2025, the weighted average remaining lease term for operating leases was 2.0 years, and the weighted average discount rate for operating leases was 10.0%.

Future minimum lease payments under the leases are as follows:

Years Ending December 31,	Amount
2026	$47,000
2027	47,000
Total payments	94,000
Less: Amount representing interest	(10,000)
Present value of net minimum lease payments	84,000
Less: Current portion	(40,000)
Non-current portion	$44,000

NOTE 7 – STOCKHOLDERS’ EQUITY

Common Stock Issued for Public Offerings

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

On December 12, 2024, the Company entered into an underwriting agreement with Aegis Capital Corp. as the sole underwriter relating to the sale of up to 233,333 common units (the “Common Units”), each consisting of one share of common stock, one Series A Common Warrant to purchase one share of common stock per warrant, and one Series B Common Warrant to purchase one share of common stock per warrant. The public offering price per Common Unit is $36.00. The initial exercise price of each Series A Common Warrant is $72.00 per share of Common Stock. The Series A Common Warrants are exercisable following stockholder approval and expire 60 months thereafter. The initial exercise price of each Series B Common Warrant is $72.00 per share of common stock or pursuant to an alternative cashless exercise option. The Series B Common Warrants are exercisable following stockholder approval and expire 30 months thereafter. The offering closed on December 13, 2024. The net proceeds to the Company for the offering were approximately $7,326,000, after deducting underwriting discounts and commissions and estimated offering expenses.

As discussed below, the Series A and B Warrants have been accounted for as a liability. The fair value of the warrants at the date of issuance was determined to be $12,456,000 (Series B) and $1,783,000 (Series A). Upon closing of the offering, the fair value of the warrant liability, up to the amount of funds received of $7,326,000, was recorded as a cost of capital and the excess of $6,913,000 was recorded as a finance cost.

Equity Incentive Plans

The Company maintains the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs and performance units and performance shares to employees, directors and consultants of the Company or any parent or subsidiary of the Company. The purpose of the 2022 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants of the Company or any parent or subsidiary of the Company, and to promote the success of the Company’s business.

NOTE 8 – STOCK OPTIONS

Summary of Options

A summary of stock options for the years ended December 31, 2025 and 2024 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2023	8,539	$276.47	4.26	$-
Granted	8,053	44.57	-	-
Forfeited	(2,933)	278.45	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2024	13,659	142.99	2.25	-
Granted	25,033	1.02	-	-
Forfeited	(217)	300.00	-	-
Exercised	-	-	-	-
Outstanding at December 31, 2025	38,475	$46.96	1.57	$12,000

Exercisable at December 31, 2025	7,597	$194.64		$-

As of December 31, 2025, the intrinsic value of the outstanding options under the 2022 Plan was $0.

The total stock compensation expense recognized related to vesting stock options for the year ended December 31, 2025 and 2024 amounted to $181,000 and $308,000, respectively. As of December 31, 2025, the total unrecognized stock-based compensation was $288,000, which is expected to be recognized as part of operating expense through November 2029.

The following were stock option transactions during the year ended December 31, 2025:

On June 26, 2025, the Company granted stock options to an employee to purchase 5,000 shares of common stock for services to be rendered. The options have an exercise price of $1.50 per share, and expire in five years, vesting equally over four years from the employee’s start date. The total fair value of these options at the grant date was approximately $7,000 using the Black-Scholes option pricing model.

On November 17, 2025, the Company granted stock options to an employee to purchase 20,033 shares of common stock for services to be rendered. The options have an exercise price of $0.90 per share, and expire in five years, vesting equally over four years from the employee’s start date. The total fair value of these options at the grant date was approximately $16,000 using the Black-Scholes option pricing model.

The following were stock option transactions during the year ended December 31, 2024:

On January 1, 2024, the Company granted stock options to a director to purchase 133 shares of common stock for services to be rendered. The options have an exercise price of $201.60 per share, and expire in seven years, vesting equally over three years from the grant date. The total fair value of these options at the grant date was approximately $22,000 using the Black-Scholes option pricing model.

On July 18, 2024, the Company granted stock options to a director to purchase 1,333 shares of common stock for services to be rendered. The options have an exercise price of $160.20 per share, and expire in seven years, vesting equally over three years from the grant date. The total fair value of these options at the grant date was approximately $171,000 using the Black-Scholes option pricing model.

On December 20, 2024, the Company granted stock options to directors to purchase 5,120 shares of common stock for services rendered and to be rendered. The options have an exercise price of $9.60 per share, and expire in seven years, vesting equally over three years from the grant date. The total fair value of these options at the grant date was approximately $62,000 using the Black-Scholes option pricing model.

On December 20, 2024, the Company granted stock options to an employee to purchase 333 shares of common stock for services to be rendered. The options have an exercise price of $9.60 per share, and expire in seven years, vesting equally over three years from the grant date. The total fair value of these options at the grant date was approximately $4,000 using the Black-Scholes option pricing model.

On December 20, 2024, the Company granted stock options to consultants to purchase 1,133 shares of common stock for services to be rendered. The options have an exercise price of $9.60 per share, have an average expiration date of 5.5 years, and vest equally over an average of two years from the grant date. The total fair value of these options at the grant date was approximately $11,000 using the Black-Scholes option pricing model.

The fair value of share option award is estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024
Risk-free interest rate	3.73 - 3.79%	3.95% - 4.45%
Average expected term	5 years	7 years
Expected volatility	125.76% to 147.06%	150.0%
Expected dividend yield	-	-

NOTE 9 – WARRANTS CLASSIFIED AS LIABILITY

A summary of warrants for the years ended December 31, 2025 and 2024 is as follows:

	Series A	Weighted Average	Series B	Weighted Average
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants outstanding, December 31, 2023	-		-
Warrants granted	268,333	$72.00	268,333	$72.00
Warrants forfeited	-		-
Warrants exercised	-		-
Warrants outstanding, December 31, 2024	268,333	$72.00	268,333	$72.00
Warrants granted	-		-
Warrants forfeited	-		-
Warrants exercised	-		(251,484)	$72.00
Warrants outstanding, December 31, 2025	268,333	$72.00	16,849	$72.00

Information relating to outstanding warrants as of December 31, 2025 summarized by exercise price, is as follows:

		Outstanding			Exercisable

	Exercise Price			Weighted Average		Weighted Average
	Per Share	Warrants	Life (Years)	Exercise Price	Warrants	Exercise Price
Series A	$72.00	268,333	4.20	$72.00	268,333	$72.00
Series B	$72.00	16,849	1.70	72.00	16,849	72.00
		285,182	4.32	$72.00	285,182	$72.00

Series A Warrants

Beginning on February 26, 2025 (the “Warrant Stockholder Approval”), the Series A Warrants contain a reset of the exercise price to a price equal to the lesser of (i) the then exercise price and (ii) the lowest volume weighted average price (“VWAP”) for the five trading days immediately following the date the Company effects a reverse split with a proportionate adjustment to the number of shares underlying the Series A Warrants (a “Reverse Split Reset”). Such adjustment was subject to a floor price (“the Floor Price”) calculated as follows: (a) prior to the date of the Warrant Stockholder Approval, 50% of the Nasdaq Minimum Price, and (b) after the date of the Warrant Stockholder Approval, 20% of the Nasdaq Minimum Price. “Nasdaq Minimum Price” means the lower of the Nasdaq closing price or the average closing price for the five immediately preceding trading days, as defined in Nasdaq Listing Rule 5635(d)(1)(A). Additionally, with certain exceptions, beginning on the date of the Warrant Stockholder Approval, the Series A Warrants provide for an adjustment to the exercise price and number of shares underlying the Series A Warrants (the “Dilutive Adjustment”) upon the Company’s issuance of its common stock or common stock equivalents at any time after the closing of the Offering, at a price per share that is less than the then-current exercise price of the Series A Warrants. Any Dilutive Adjustment will be subject to the Floor Price.

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

As of December 31, 2025, no Series A Warrants had been exercised. As of December 31, 2025, the fair value of the Series A Warrants has been determined to be $312,000. As of December 31, 2024, the fair value of the Series A Warrants had been determined to be $1,805,000. As a result of the change in fair value, the Company recognized a gain of $1,493,000 due to the change in the fair value of the warrant liability for the year ended December 31, 2025. On December 31, 2025, the fair value of the Series A Warrants was valued with a binomial model using the exercise price of $1.88 per Series A Warrant, with the underlying asset price of $1.75, an expiration term of 1,534 days, volatility of 147%, a dividend rate of 0%, and a risk-free interest rate of 3.74%.

Series B Warrants

The Series B Warrants are exercisable at $72.00 per share, subject to adjustment, and expire 30 months from the date of the Warrant Stockholder Approval. The fair value of the Series B Warrants was valued by the Company based on the subsequent settlements of these warrants.

Beginning on the date of the Warrant Stockholder Approval, in lieu of a cash exercise, the holders of the Series B Warrants have the right to elect to receive an aggregate number of shares of common stock equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the Series B Warrants and (y) 2.0. Also, the Series B Warrants provide for a Reverse Split Reset subject to the Floor Price. Additionally, effective on the 11th trading day following the date of the Warrant Stockholder Approval, the exercise price and the number of shares underlying the Purchase Warrants reset to the then-current lowest VWAP in the period commencing on the first trading day following the date of the Warrant Stockholder Approval and ending the close of trading on the 10th trading day thereafter. Such reset was subject to the Floor Price. With respect to all of the Purchase Warrants, with the consent of the holder, the Company may adjust the exercise price to such amount and for such time as may be agreed upon. None of the Purchase Warrants were exercisable until the Warrant Stockholder Approval. The Series B Warrants allow an alternative cashless conversion, which is determined by multiplying the number of exercised Series B Warrants by the exercise price and dividing the result by the lesser of the VWAP price or the $8.40 floor. This amount is then doubled to arrive at the final share total.

Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its balance sheets. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the statements of operations. Upon the closing of the registered direct offering, the fair value of the Series B Warrant liability was $12,456,000. During the year ended December 31, 2025, warrant holders exercised 251,484 Series B Warrants on an alternative cashless basis to acquire 4,233,238 shares of common stock. The fair value of the Series B Warrant liabilities as of December 31, 2025 was determined to be $433,000, and the Company recognized a loss of $64,000 due to the change in the fair value of the warrant liability for the year ended December 31, 2025.

Based on the alternative cashless exercise, the Company estimates issuing 288,834 shares of common stock when the remaining 16,849 Series B Warrants are exercised.

A recap of the warrant liabilities is as follows:

	Series A	Series B	Total

Balance, December 31, 2023	$-	$-	$-
Grant	1,783,000	12,456,000	14,239,000
Increase in fair value	22,000	-	22,000
Balance, December 31, 2024	$1,805,000	$12,456,000	$14,261,000
(Decrease) increase in fair value	(1,493,000)	64,000	(1,429,000)
Warrant exercises	-	(12,087,000)	(12,087,000)
Balance, December 31, 2025	$312,000	$433,000	$745,000

NOTE 10 – RESTRICTED STOCK UNITS

A summary of RSU activity for the year ended December 31, 2025 is presented below.

Weighted-
Average
Grant Date
	Shares	Fair Value	Fair Value

Unvested at December 31, 2023	-	$-	$-
Granted	-	-	-
Vested / deemed vested	-	-	-
Forfeited	-		-
Unvested at December 31, 2024	-	$-	$-
Granted	795,222	1,257,000	1.58
Vested / deemed vested	(40,000)	(93,000)	1.96
Forfeited	-	-	-
Unvested at December 31, 2025	755,222	$1,164,000	$1.54

A summary of activity for the year ended December 31, 2025:

On September 23, 2025, the Company issued 40,000 RSUs to a vendor for services rendered with a fair value of $78,400. The shares were valued based on the market value of the Company’s common stock price on the grant date. Upon grant, $78,400 was recognized as an expense and included in selling, general and administrative expenses.

On December 18, 2025, the Company issued 600,000 RSUs to officers for services to be rendered with a fair value of $936,000. The shares were valued based on the market value of the Company’s common stock price on the grant date. The 425,000 shares vest equally over three years from the grant date, and 175,000 shares vest equally over three years from June 18, 2025. The fair value is being amortized as an expense over the vesting period and included in selling, general and administrative expenses.

On December 18, 2025, the Company issued 155,222 RSUs to employees for services to be rendered with a fair value of $242,000. The shares were valued based on the market value of the Company’s common stock price on the grant date. The shares vest equally over three years from the grant date. The fair value is being amortized as an expense over the vesting period and included in selling, general and administrative expenses.

The total fair value of RSUs that vested or were deemed vested during the year ended December 31, 2025 was $93,000 and recognized as an expense and included in selling, general and administrative expenses.

A summary of activity for the year ended December 31, 2024:

None

NOTE 11 – IMMEDIATELY VESTED RESTRICTED STOCK UNITS

During 2025, the Company issued 222,041 RSUs to vendors for services to be rendered with a fair value of $321,000. The shares were valued based on the market value of the Company’s common stock price on the grant date. The issuance was recorded as pre-paid expense in the accompanying statements of operations and balance sheets. The pre-paid expense related to issuances of RSUs will be amortized over the remaining service period and charged to selling, general and administrative expense.  During the year ended December 31, 2025, the Company amortized $168,000 of this cost and $153,000 remained unamortized as a prepaid at December 31, 2025, which will be amortized in 2026.

NOTE 12 – TREASURY STOCK

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

During the year ended December 31, 2025, the Company repurchased 200,400 shares of its common stock for total consideration of approximately $500,000. The shares were subsequently retired in accordance with ASC 505-30. The retirement reduced common stock by approximately $2,000 and additional paid-in capital by approximately $498,000.

These transactions were not conducted under a formal share repurchase program and were solely authorized as a one-time action by the Board.

NOTE 13 – INCOME TAXES

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

At December 31, 2025, the Company had available Federal and various state net operating loss carryforwards to reduce future taxable income of $17,509,000 and $4,640,000, respectively. The Federal net operating losses carry forward indefinitely and the various state net operating losses expire in various amounts through 2045. Given the Company’s history of net operating losses, management has determined that it is more likely than not that the Company will not be able to realize the tax benefit of the carryforwards. Accordingly, the Company has not recognized a deferred tax asset for this benefit. Due to restrictions imposed by Internal Revenue Code Section 382 regarding substantial changes in ownership of companies with loss carryforwards, the utilization of the Company’s NOLs may be limited as a result of changes in stock ownership. NOLs incurred subsequent to the latest change in control are not subject to the limitation.

The Company has adopted FASB guidelines that address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. This guidance also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of December 31, 2025 and 2024, the Company did not have a liability for unrecognized tax benefits, and no adjustment was required at adoption.

The Company’s policy is to record interest and penalties on uncertain tax provisions as income tax expense. As of December 31, 2025, and 2024, the Company has not accrued interest or penalties related to uncertain tax positions. Additionally, tax years 2022 through 2025 remain open to examination by the major taxing jurisdictions to which the Company is subject.

Upon the attainment of taxable income by the Company, management will assess the likelihood of realizing the tax benefit associated with the use of the carryforwards and will recognize the appropriate deferred tax asset at that time.

The Company’s effective income tax rate differs from the amount computed by applying the federal statutory income tax rate to loss before income taxes as follows:

	December 31, 2025	December 31, 2024
Income tax benefit at federal statutory rate	(21.0)%	(21.0)%
State income tax benefit, net of federal benefit	(7.0)%	(6.0)%
Nondeductible finance costs	-	13%
Change in valuation allowance	28.00%	14.00%

Income taxes at effective tax rate	-%	-%

The components of deferred taxes consist of the following at December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024
Net operating loss carryforwards	$3,987,000	$2,686,000
Less: Valuation allowance	(3,987,000)	(2,686,000)

Net deferred tax assets	$-	$-

NOTE 14. REPORTABLE SEGMENT INFORMATION

The Company is organized and operates as one operating and reportable segment. The Company’s revenue comes from customers in the following geographic regions.

The following table presents our net sales by region for the period presented:

	Years Ended December 31,
	2025	2024
Region	Revenue	Revenue
United States	$8,030,000	$3,252,000
Canada	56,000	31,000
Japan	43,000	26,000
South Korea	-	14,000
All other regions	6,000	122,000
Net Sales	$8,135,000	$3,445,000

This determination is based on the management approach which designates internal information regularly available to the CODM for making decisions and assessing performance as the source of determination of the Company’s reportable segments. The Company’s CODM, the Chief Executive Officer, reviews financial information presented on a consolidated basis for the purpose of making operating decisions and assessing financial performance.

The accounting policies of the one reportable segment are the same as those described in the summary of significant accounting policies. The CODM uses net income (loss), as reported in our statements of operations, to measure segment profit or loss, assess performance, and make strategic capital resources allocations. The measure of segment assets is reported on our balance sheets as total assets. The significant expense categories regularly provided to the CODM are the expenses as noted on the face of the statements of operations.

	Year Ended December 31,
	2025	2024

Net sales	$8,135,000	$3,445,000
Cost of sales	3,581,000	1,171,000
Gross profit	4,554,000	2,274,000

Less:
Employee compensation and benefits	1,463,000	1,423,000
Stock-based compensation expense	274,000	308,000
Sales and marketing expense	6,429,000	3,440,000
Other operating expenses	3,936,000	2,081,000
Total operating expenses	12,102,000	7,252,000
Loss from operations	$(7,548,000)	$(4,978,000)

NOTE 15 – SUBSEQUENT EVENTS

On March 16, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to issue, and the purchasers agreed to purchase, at one or more closings, on the terms and conditions contained in the Purchase Agreement, unsecured promissory notes in the aggregate funded amount of up to $2,000,000 (the “Convertible Notes”) and common stock warrants (the “Warrants”) to purchase shares of the Company’s common stock at an exercise price of $1.75 per share, subject to adjustments from time to time. The first closing occurred on March 16, 2026, at which the Company issued to entities affiliated with and controlled by Brett Hoge, one of the Company’s directors, a Convertible Note with an aggregate principal amount of $500,000, which bears interest at a rate of 10% per annum and matures in 18 months, along with a five-year Warrant to purchase 50,000 shares of common stock. The Convertible Note, including accrued interest, is convertible into shares of common stock at maturity at a conversion price of $1.60 per share at the option of the purchasers.

On March 27, 2026, Greg Campbell was terminated as the Company’s Executive Chairman and Chief Executive Officer, and as a result, he forfeited all of his outstanding unvested restricted stock units. The stock options will forfeit as follows: 1,087 ninety days from his termination date, 1,333 six months from his termination date, and 2,420 on the 2nd anniversary from his termination date. Also on March 27, 2026, Akinobu Yorihiro was appointed the Company’s Interim Chief Executive Officer.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K.

Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management concluded that disclosure controls and procedures were not effective as of December 31, 2025.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the criteria established in the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Management completed the remediation of previously identified material weaknesses that existed as of December 31, 2024. Remediation efforts included strengthening the Company’s finance and accounting organization, enhancing segregation of duties, and implementing additional processes and controls over financial reporting. Management will continue to monitor the effectiveness of these controls and may implement additional enhancements as the Company’s operations continue to grow.

During 2025, the Company restructured and expanded its finance and accounting organization, including the hiring of a new Chief Financial Officer, Controller, Director of SEC Reporting, and additional accounting personnel. The Company also implemented several improvements to its internal control environment, including enhancements to bill of materials management, inventory accounting processes, and financial reporting procedures. These improvements were implemented by the new Chief Financial Officer and Controller in connection with the Company’s review and correction of certain product costing information within its enterprise resource planning system and the related inventory valuation adjustment recorded during the year.

These changes were implemented to strengthen financial reporting oversight, improve internal controls, and establish greater segregation of duties within the accounting and financial reporting functions and contributed to the remediation of previously identified material weaknesses in internal control over financial reporting.

As part of this process, the Company also made personnel changes within its finance and accounting organization to better align the team with the Company’s internal control and financial reporting objectives. Management believes that the current finance and accounting structure provides a stronger control environment and improved oversight of the Company’s financial reporting processes.

This Annual Report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because the Company qualifies as an emerging growth company and is therefore not required to obtain such an attestation.

Changes in Internal Control over Financial Reporting

Other than the remediation activities described above, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Internal control over financial reporting has inherent limitations and may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that compliance with policies or procedures may deteriorate.

Because of these inherent limitations, even effective internal control over financial reporting can provide only reasonable assurance regarding the preparation and presentation of financial statements in accordance with U.S. GAAP.

Item 9B. Other Information

In the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a plan for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a non-rule 10b5-1 trading arrangement for the purchase or sale of our securities within the meaning of Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

General

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers as of the date of this annual report:

Name	Age	Position
Brett Hoge	49	Chairman of the Board – Independent

Jane Casanta	59	Director – Independent

John Bode	51	Director – Independent

Akinobu Yorihiro	57	Interim Chief Executive Officer, Chief Technology Officer, Director

Dr. Greg Campbell	66	Director

Jeff Clayborne	55	Chief Financial Officer & Chief Operating Officer

Directors

Brett Hoge, Chairman of the Board

Brett Hoge has been a member of our Board of Directors since March 2022 and was appointed Chairman of the Board on March 27, 2026. Mr. Hoge is a nationally recognized financial advisor and has worked in the wealth management industry since 1999. He brings more than 25 years of experience in investment management, strategic planning, and advising high-net-worth and ultra-high-net-worth families and business owners.

Mr. Hoge earned his Bachelor’s degree in business administration, with majors in finance and insurance, from Appalachian State University. Mr. Hoge also serves in an advisory capacity with Ascend Medical, contributing selectively to strategic and growth initiatives. His nonprofit leadership includes serving as Founder and Board President of the LVH ALS Foundation and as a member of the Appalachian State University Foundation Board. He remains actively involved in philanthropic efforts, including support for the JDRF Piedmont Triad Chapter.

Dr. Greg Campbell, Director

On March 27, 2026, Greg Campbell was terminated as the Company’s Executive Chairman and Chief Executive Officer. Effective January 2, 2024, Dr. Campbell was appointed as interim Executive Chairman of the Company, and he became Executive Chairman and Chief Executive Officer effective July 1, 2024. Prior to those appointments, Dr. Campbell served as Chairman since November 2018. He is currently also Chief Executive Officer at V-Grid Energy Systems, Inc. (“V-Grid”), a California-based start-up focusing on converting agricultural waste into renewable electricity and valuable bio-carbon, a position he’s held since May 2016. Having received his Doctor of Philosophy, Electrical and Electronics Engineering from the University of California Los Angeles and BA/MA in Engineering from Cambridge University, Dr. Campbell’s nearly 40-year career spans new and emerging technologies, product development, and philanthropy. He has successfully taken two companies public. He also served as SVP & GM for Lam Research where he managed a $1.2 billion profit and loss statement.

Jane Casanta, Director

Jane Casanta has been a member of our Board of Directors since January 2024. Ms. Casanta has served as the Vice President of Partnership Development at Event Network, LLC, an operator for experiential retail attractions across North America, since September 2022, and previously served as Vice President of Purchasing from February 2021 to February 2024. Prior to joining Event Network, LLC, Ms. Casanta served as Vice President of Merchandising at the Wildlife Trading Company, a retail operator at zoos and aquariums, from April 2019 to February 2021, and as the Managing Member of Casanta & Associates, LLC, a brand solutions consulting group, from July 2016 to February 2021. Ms. Casanta brings a rich background in the golf industry to the Company, having served in various marketing and product development roles at the Acushnet Company for 26 years, including as Director of Marketing for Titleist Gloves and Accessories worldwide. Her accomplishments during this time include doubling international sales, increasing domestic gear sales by 100%, and achieving a 15-point increase in Titleist golf bag industry share.

Akinobu Yorihiro, Director, Interim Chief Executive Officer and Chief Technology Officer

Akinobu Yorihiro, one of our co-founders, is a director, Interim Chief Executive Officer and Chief Technology Officer. Mr. Yorihiro was appointed the Company’s Interim Chief Executive Officer on March 27, 2026 and has served as a director and Chief Technology Officer since March 2018. Mr. Yorihiro also served as our Chief Financial Officer from March 2018 through February 2022. Mr. Yorihiro served as Chairman of the Board for Nippon Xport Ventures, Inc. from 2017 to 2023. Mr. Yorihiro served as Chief Executive Officer of Yoshimoto Entertainment USA, the U.S. Subsidiary of Yoshimoto Kogyo of Japan, and the Chief Executive Officer of Bellrock Media, a digital media company backed by Dentsu, NTT Docomo and Yoshimoto Entertainment, from 2006 to 2017. He was a Corporate M&A Partner at Bingham McCutchen LLP, a large national U.S. law firm, where he specialized in cross-border transactions, representing Japanese and U.S. clients across a wide range of industries including manufacturing, pharmaceutical, technology, banking, sports and entertainment, from 1993 to 2006. Bilingual and Bicultural in Japanese, he earned his B.A. in Economics and Mathematics from Claremont McKenna College and his J.D. from Georgetown University Law Center.

John Bode, Director

John B. Bode has been a member of our Board of Directors since January 30, 2026. Since February 2015, Mr. Bode has been the owner and managing director of Aerie Investments, LLC, a management consulting and investment company focused on assisting legacy media companies and digital media start-ups with business development and strategic initiatives. Mr. Bode currently serves as the chief financial officer and chief transformation officer of Postmedia Network Canada Corp., a publishing company whose shares are traded on the Toronto Stock Exchange. Mr. Bode has served on the board of directors of SPAR Group, Inc., a leading global provider of merchandising, marketing and distribution services that is listed on the Nasdaq, since October 2023. Mr. Bode also has served as a Director of Zevra Therapeutics, a leading commercial-stage biotech company focused on rare disease, since May 2023, and of The McClatchy Company, a leading privately-held publisher of newspapers, since September 2020. Mr. Bode’s past corporate experience includes many years serving as a key executive and/or financial officer for leading public companies. He was the chief financial officer of the Tribune Publishing Company from October 2013 to January 2015. He served as the chief financial officer of Source Interlink Companies, one of the largest enthusiast media companies in the United States and a leading distributor of periodicals, from January 2011 to September 2013, after serving in other accounting and finance roles with Source Interlink since 2002. He was previously employed as a certified public accountant for BDO Seidman. Mr. Bode received a BS in Accounting from Notre Dame University.

Executive Officers

Akinobu Yorihiro, Interim Chief Executive Officer and Chief Technology Officer. For Mr. Yorihiro’s full biography, see “Directors” section above.

Jeff Clayborne, Chief Financial Officer & Chief Operating Officer

Jeff Clayborne was appointed Chief Financial Officer and Chief Operating Officer of the Company, effective as of January 30, 2026. Effective June 10, 2025, Mr. Clayborne was appointed Chief Financial Officer of the Company, and he previously served as Chief Financial Officer of Perfect Moment, a premium performance apparel brand, since October 2023. Since July 2023, Mr. Clayborne also has served as a financial advisor at Healthy Extracts Inc. From March 2022 to March 2023, Mr. Clayborne served as the Chief Financial Officer of SONDORS, Inc., an electric mobility company, and from March 2023 to June 2023, he served as a financial advisor at SONDORS, Inc. From July 2016 to January 2022, Mr. Clayborne served as Chief Financial Officer and Treasurer of Verb Technology Company, Inc., a sales enablement SaaS platform.

Director Terms; Qualifications

Members of our board of directors are elected for one-year terms and remain until their successors have been elected and qualified or until such director’s earlier death, resignation or removal.

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

Family Relationships

None.

Board of Directors and Corporate Governance

Our Board of Directors consists of five members, three of whom are independent and two of whom are employees of the Company.

Board Committees

Our Board of Directors has appointed an audit committee, nominating and corporate governance committee and compensation committee.

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

The Audit Committee consists of independent directors John Bode, Brett Hoge, and Jane Casanta, with John Bode acting as Committee Chair and the Audit Committee financial expert.

Compensation Committee

The compensation committee is responsible for reviewing and approving the compensation of our executive officers and directors and our performance plans and other compensation plans. The compensation committee makes recommendations to our Board of Directors in connection with such compensation and performance plans.

The Compensation Committee consists of independent directors Jane Casanta, Brett Hoge, and John Bode, with Jane Casanta acting as Committee Chair.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee is responsible for (i) recommending for the Board’s selection the director nominees for each annual meeting of stockholders and candidates to fill any vacancies on the Board; (ii) developing and recommending to our Board a set of corporate governance guidelines and, if necessary or appropriate, periodically recommending modifications to such guidelines; and (iii) overseeing evaluations of the Board and its committees.

While we do not have a formal policy regarding board diversity, our Nominating and Corporate Governance Committee and board of directors will consider a broad range of factors relating to the qualifications and background of nominees, which may include diversity (not limited to race, gender or national origin). Our Nominating and Corporate Governance Committee’s and board of directors’ priority in selecting board members is identification of persons who will further the interests of our stockholders through their established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, knowledge of our business, understanding of the competitive landscape and professional and personal experience and expertise relevant to our growth strategy.

The Nominating and Corporate Governance Committee consists of independent directors Jane Casanta, Brett Hoge, and John Bode, with Brett Hoge acting as Committee Chair.

Code of Ethics

The Company adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that that establishes, among other things, procedures for handling actual or apparent conflicts of interest. A copy of our code of ethics will be furnished without charge to any person upon written request. Requests should be sent to: Secretary, Newton Golf Company, Inc., 551 Calle San Pablo, Camarillo, CA 93012.

Indemnification Agreements

We have entered into indemnification agreements for our directors and executive officers (“Indemnification Agreements”). The Indemnification Agreements provide for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The Indemnification Agreements also provide for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The Indemnification Agreements set forth procedures for making and responding to a request for indemnification or advancement of expenses, as well as dispute resolution procedures that will apply to any dispute between us and an indemnitee arising under the Indemnification Agreements.

Policies and Procedures Related to the Grant of Certain Equity Awards

We have established processes designed to ensure that the timing of any option grants and other awards to executive officers is not influenced by material non-public information. Our standard practice was to grant options on an executive’s hire date with the option valued at the fair market value of our common stock at closing on the first day of employment. However, our current practice is to no longer grant stock options to our executive officers.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange of 1934, as amended, requires the Company’s directors and executive officers and persons who own more than 10% of a registered class of the Company’s equity securities to file various reports with the SEC concerning their holdings of, and transactions in, securities of the Company.

To the Company’s knowledge, based solely on its review of the copies of the Section 16(a) reports filed with the SEC and any written representations to the Company that no other reports were required, the Company believes that all individual filing requirements applicable to a director, officer, or beneficial owner of more than 10% of the Company’s common stock were complied with under Section 16a of the Exchange Act during the year ended December 31, 2025, except a late Form 3 filing by Mr. Clayborne disclosing no securities beneficial owned.

Insider Trading Policy

The Company has adopted an trading policy governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees, a copy of which has been included as an exhibit to this report.

Item 11. Executive Compensation

The table below summarizes the compensation earned for services rendered to us in all capacities, for the years indicated, by our named executive officers:

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards(1) ($)		Option Awards(2) ($)		All Other Compensation ($)		Total ($)
Greg Campbell, Former Executive Chairman and Chief Executive Officer(3)	2025	272,000	(4)	-		312,000	(5)	-		3,000	(11)	587,000
	2024	210,000	(6)	40,000	(7)	-		217,000	(8)	-		467,000

Akinobu Yorihiro, Interim Chief Executive Officer and Chief Technology Officer(9)	2025	227,000		-		351,000	(10)	-		14,000	(11)	592,000
	2024	174,000		33,000	(12)	-		7,000	(13)	16,000	(11)	230,000

Jeff Clayborne, Chief Financial Officer and Chief Operating Officer(14)	2025	124,000		50,000	(15)	273,000	(16)	-		8,000	(11)	455,000
	2024	-		-		-		-		-		-

(1)	For valuation purposes, the dollar amount shown is calculated based on the market price of our common stock on the grant dates. The number of shares granted, the grant date, and the market price of such shares for each named executive officer is set forth below.

(2)	For valuation assumptions on stock option awards, refer to Note 2 of our financial statements for the year ended December 31, 2025 in this Annual Report. The disclosed amounts reflect the fair value of the stock option awards that were granted during the fiscal years ended December 31, 2025 and 2024 in accordance with FASB ASC Topic 718.

(3)	Dr. Campbell was appointed interim Executive Chairman effective December 29, 2023 and Executive Chairman and Chief Executive Officer effective July 1, 2024. On March 27, 2026, Dr. Campbell was terminated as the Company’s Executive Chairman and Chief Executive Officer.

(4)	$30,000 of the compensation reported as “Salary” was paid as a cash retainer for Dr. Campbell’s service as a director, as detailed under “Director Compensation.” $15,000 of the salary earned in 2025 was paid in January 2026.

(5)	Represents a long-term true-up incentive of 200,000 restricted stock units.
(6)	$30,000 of the compensation reported as “Salary” was paid as a cash retainer for Dr. Campbell’s service as a director, as detailed under “Director Compensation.”

(7)	Represents a discretionary bonus accrued in 2024 and paid on January 2, 2025

(8)	Represents a long-term incentive award of (i) 1,333 stock options for director compensation and (ii) 2,420 stock options for officer compensation.

(9)	Mr. Yorihiro, one of our co-founders, is a director and Chief Technology Officer, and he has served in such capacities since March 2018. Mr. Yorihiro also was appointed the Company’s Interim Chief Executive Officer on March 27, 2026. $12,000 of the salary earned in 2025 was paid in January 2026.

(10)	Represents a long-term true-up incentive of 225,000 restricted stock units.

(11)	Represents medical reimbursement.

(12)	Represents a discretionary bonus accrued in 2024 and paid on January 2, 2025.

(13)	Represents a long-term incentive award of 833 stock options for Mr. Yorihiro’s service as director.

(14)	Mr. Clayborne was appointed Chief Financial Officer on June 10, 2025. The Company entered into an employment agreement with Jeff Clayborne to serve in the role as the Company’s Chief Financial Officer, pursuant to which. Mr. Clayborne is paid a base salary of $225,000 per annum. $12,000 of the salary earned in 2025 was paid in January 2026.

(15)	Represents a signing bonus.

(16)	Represents an initial long-term incentive award of 175,000 RSUs.

Executive Officer Compensation

Greg Campbell

In connection with Dr. Campbell’s appointment as the Company’s permanent Executive Chairman and Chief Executive Officer, Dr. Campbell received cash compensation of $240,000 per annum commencing July 1, 2024, and was also granted options to purchase 1,333 shares of the Company’s common stock at an exercise price of $160.20 per share. The option terminates on the earlier of seven years or six months from Dr. Campbell’s separation from the Company and vests monthly over 36 months. Dr. Campbell is paid an additional $30,000 per annum as Chairmen of the Board.

On December 18, 2025, the Company issued 200,000 RSUs with a fair value of $312,000. The RSUs were valued based on the market value of the Company’s common stock price on the grant date. The RSUs vest equally over three years from the grant date.

On March 27, 2026, Greg Campbell was terminated as the Company’s Executive Chairman and Chief Executive Officer, and as a result, he forfeited all of his outstanding unvested restricted stock units and stock options.

Akinobu Yorihiro

Akinobu Yorihiro, one of our co-founders, is a director, Interim Chief Executive Officer and Chief Technology Officer. Mr. Yorihiro was appointed the Company’s Interim Chief Executive Officer on March 27, 2026 and has served as a director and Chief Technology Officer since March 2018. Mr. Yorihiro also served as our Chief Financial Officer from March 2018 until February 2022. On December 20, 2024, the Board granted Mr. Yorihiro stock options to purchase 833 shares of the Company’s common stock at an exercise price of $9.60 per share with a fair value of $10,135 that vest over three years. His annual salary for 2024 was $200,000 and increased to $220,000 on January 1, 2025.

On December 18, 2025, the Company issued 225,000 RSUs with a fair value of $351,000. The RSUs were valued based on the market value of the Company’s common stock price on the grant date. The RSUs vest equally over three years from the grant date.

Jeff Clayborne

On June 10, 2025, the Company entered into an offer letter with Jeff Clayborne, dated June 9, 2025 (the “Offer Letter”), which sets forth certain terms and conditions of his employment. Pursuant to the Offer Letter, Mr. Clayborne receives an initial base salary of $225,000 per year. In addition, Mr. Clayborne is eligible to participate in the Company’s annual short-term cash incentive plan, with a target cash incentive bonus equal to 75% of his base salary (the “Target Bonus”) (with a threshold level payout of 50% of the Target Bonus and a maximum payout of 125% of the Target Bonus), prorated for the 2025 performance period. Mr. Clayborne also received (i) a one-time signing bonus of $50,000, subject to repayment upon a termination of employment for any reason prior to the one-year anniversary of his appointment date, and (ii) a stipend of $1,100 per month until the date that health coverage is first available to Company employees under a group health plan (or the one-year anniversary of his appointment date, if earlier). Mr. Clayborne also received performance stock units valued at $275,000, which vest in full 36 months after his date of hire.

On December 18, 2025, the Company issued 175,000 RSUs with a fair value of $273,000. The RSUs were valued based on the market value of the Company’s common stock price on the grant date. The RSUs vest equally over three years from Mr. Clayborne’s start date.

Change-in-Control Provisions

General Policy

It is our general policy that awards that vest over a term greater than one-year include provisions for acceleration upon a change-in-control.

Equity Compensation Plans

On March 18, 2022, the Company’s Board of Directors adopted the Company’s 2022 Equity Incentive Plan (the “Plan”) for its officers, employees, non-employee members of the Board of Directors, and consultants of the Company. The Plan authorized the granting of not more than 9,000,000 shares of the Company’s common stock.

On November 1, 2023, our stockholders approved an amendment to the Plan to increase the aggregate number of shares of our common stock issued, or to be issuable, under the 2022 Plan to 12,500,000 shares, including those previously issued or subject to outstanding awards under the 2022 Plan.

On February 16, 2025, our shareholders approved an amendment to the Plan to increase the aggregate number of shares of our common stock issued or to be issued under the Plan to 100,000 shares, including those previously issued or subject to outstanding awards under the Plan.

On December 18, 2025, our shareholders approved an amendment to the Plan to increase the aggregate number of shares of our common stock issued or to be issued under the Plan to 1,500,000 shares, including those previously issued or subject to outstanding awards under the Plan.

Outstanding Equity Awards at Year-End

The following table sets forth information regarding equity incentive plan awards for each named executive officer outstanding as of December 31, 2025:

Outstanding Equity Awards at Fiscal Year-End

	Option Awards							Stock Awards
Name (a)	Grant Date (b)	Number of securities underlying unexercised options (#) exercisable (c)		Number of securities underlying unexercised options (#) unexercisable (d)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#) (e)	Option exercise price ($) (f)	Option expiration date (g)	Number of shares or units of stock that have not vested (#) (h)		Market value of shares or units of stock that have not vested ($) (i)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#) (j)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)(1) (k)
Greg Campbell,	4/26/2022	160	(2)	-	-	300.00	4/26/2029
Former Executive Chairman and Chief Executive Officer	11/27/2023	256	(3)	511	-	206.70	11/27/2028
	12/22/2023	53	(3)	107	-	201.60	12/22/2030
	7/18/2024	444	(3)	889	-	160.20	7/18/2031
	12/20/2024	807	(3)	1,613	-	9.60	12/20/2031	200,000	(4)	-	-	300,000
Akinobu Yorihiro,	4/26/2022	2,691	(2)	-	-	300.00	4/26/2027					337,500
Interim Chief Executive Officer and Chief Technology Officer	12/20/2024	278	(3)	555	-	9.60	12/20/2031	225,000	(4)	-	-
Jeff Clayborne, Chief Financial Officer	-	-		-	-	-	-	175,000	(5)	-	-	262,500

(1)	The market value is calculated by multiplying the number of shares of unvested restricted stock outstanding under the award by $1.50, which was the closing price of our common stock on December 31, 2025.
(2)	Options are fully vested.
(3)	25% vest on the grant date and 25% vest on the first, second, and third anniversaries from the grant date.
(4)	33% vest on the first, second, and third anniversaries from the grant date.
(5)	33% vest on June 16, 2026, 33% vest on June 16, 2027, and 33% vest on June 16, 2028.

Director Compensation

The following table sets forth summary information concerning the compensation we paid to non-employee directors during the fiscal year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Total ($)
Brett Hoge	$25,000	-	$-	$25,000
Dottie Pepper	$12,500	-	$-	$12,500
Jane Casanta	$25,000	-	$-	$25,000

The following table sets forth, for each non-employee director, certain information concerning outstanding equity awards as of December 31, 2025:

Director	Stock Options
Brett Hoge (1)	1,033
Dottie Pepper (2)	933
Jane Casanta (3)	566

The grant date fair value of option awards was determined in accordance with Accounting Standards Codification (“ASC”) 718.

(1)	On April 26, 2022, the Company granted Mr. Hoge stock options to purchase 100 shares of the Company’s common stock at an exercise price of $300.00 per share based on the fair market value of the Company’s common stock on the date of grant. The option is fully vested and expires on April 26, 2029. On December 22, 2023, the Company granted Mr. Hoge stock options to purchase 266 shares of the Company’s common stock at an exercise price of $201.60 per share based on the fair market value of the Company’s common stock on the date of grant. These options vest equally over three years from December 22, 2023, and will expire on December 22, 2030. On December 20, 2024, the Company granted Mr. Hoge a stock option to purchase 667 shares of the Company’s common stock at an exercise price of $9.60 per share based on the fair market value of the Company’s common stock on the date of grant. These options vest equally over three years from December 20, 2024, and will expire on December 20, 2031.
(2)	On December 22, 2023, the Company granted Ms. Pepper stock options to purchase 266 shares of the Company’s common stock at an exercise price of $201.60 per share based on the fair market value of the Company’s common stock on the date of grant. These options vest equally over three years from December 22, 2023, and will expire on December 22, 2030. On December 20, 2024, the Company granted Ms. Pepper stock options to purchase 667 shares of the Company’s common stock at an exercise price of $9.60 per share based on the fair market value of the Company’s common stock on the date of grant. These options vest equally over three years from December 20, 2024, and will expire on December 20, 2031. On September 28, 2025, Ms. Pepper resigned from the Board.
(3)	On January 1, 2024, the Company granted Ms. Casanta stock options to purchase 133 shares of the Company’s common stock at an exercise price of $201.60 per share, which is the same exercise price as the stock options granted to other directors on December 22, 2023 and higher than the fair market value on the date of grant of $175.50. These options vest equally over three years from January 1, 2024, and will expire on January 1, 2030. On December 20, 2024, the Company granted Ms. Casanta stock options to purchase 433 shares of the Company’s common stock at an exercise price of $9.60 per share based on the fair market value of the Company’s common stock on the date of grant. These options vest equally over three years from December 20, 2024, and will expire on December 20, 2031.

During fiscal 2025, the Company maintained a Director Compensation Policy under which non-employee directors were eligible to receive the following compensation.

Cash Compensation

Annual Board Member retainer: $ 25,000

Annual retainer for the Chairman: $ 30,000

Annual Committee Chair Retainer: $ 5,000

●	Audit Committee: $5,000
●	Nominating and Corporate Governance Committee: $5,000
●	Compensation Committee: $5,000

All cash compensation is earned on a fiscal year basis, divided equally and paid at the end of each quarter. Directors who commence service mid-quarter or who terminate service mid-quarter will receive pro-rated retainers to be paid at the end of the applicable quarter.

Equity Compensation

No equity was granted to non-employee directors in fiscal 2025.

Effective January 1, 2026, the Board adopted a Director Compensation Policy (the “Director Compensation Policy”) as set forth below.

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

Cash Compensation

Each non-employee director will be paid an annual retainer fee of $30,000, with additional retainer fees payable as follows:

Independent Chairman: $30,000

Independent lead director: $15,000

Chair of a committee of the board: $ 7,500

All cash compensation is earned on a fiscal year basis, divided equally and paid, at the end of each quarter. directors who commence service mid-quarter or who terminate service mid-quarter will receive pro-rated retainers to be paid at the end of the applicable quarter.

Equity Compensation

Each director will receive an annual grant of RSUs under the Company’s equity incentive plan with a value of $37,500. Annual director RSUs will be granted at each annual stockholders’ meeting with respect to services to be provided during the year following the annual meeting and vest on the 12-month anniversary of the grant date and otherwise will be subject to the terms and conditions of the equity plan and RSU award agreement. Director RSU grants will be made prospectively and will not be pro-rated.

Upon initial election or appointment to the Board, each new director will receive a new director equity grant of RSUs valued at $30,000, which will vest on the 12-month anniversary of the grant date (each, an “Initial Award”).

The number of RSUs subject to each grant will be calculated by dividing the value by the trailing 30-day volume-weighted average closing price for a share of Company common stock determined as of the grant date, rounded down to the nearest whole share.

Equity Compensation – True Up

The Board approved true up RSU grants to Ms. Casanta and Mr. Hoge with a value of $37,000, which shall vest on the one year anniversary of the grant date (the “True-Up Grants”). The True-Up Grants were approved since no equity was issued in 2025 in accordance with the previously Board adopted Director Compensation Policy.

The number of RSUs subject to the True-Up Grants and Initial Award shall be determined by dividing its value by the trailing 30-day volume-weighted average closing price for a share of Company common stock determined as of the grant date, rounded down to the nearest whole share.

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

Compensation Clawback Policy

The Board of Directors believes that it is in the best interest of the Company and its stockholders to create and maintain a culture that emphasizes integrity and accountability and that reinforces the Company’s pay-for-performance compensation philosophy. The Board of Directors has therefore adopted a compensation recoupment policy, which provides for the recovery of erroneously awarded incentive compensation from the Company’s executive officers in the event of a triggering event, and which has been filed as an exhibit to this report.

Item 12. Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table summarizes share and exercise price information about our equity compensation plan as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	793,664	$46.95	881,623

Equity compensation plans not approved by security holders	—	$—	—

Total	793,664	$46.95	881,623

The above table includes 755,222 shares underlying outstanding RSUs, which do not have an exercise price and are therefore excluded from the weighted-average exercise price calculation.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 26, 2026, certain information with respect to the beneficial ownership of our common stock by (i) each of our current directors, (ii) each of our named executive officers, (iii) our directors and named executive officers as a group, and (iv) each stockholder known by us to be the beneficial owner of more than 5% of our outstanding our common stock.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent that power may be shared with a spouse.

We have determined beneficial ownership in accordance with the rules of the SEC, which generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe, based on the information furnished to us, that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder. Shares of common stock subject to equity awards that are exercisable or have vested, or will become exercisable or will vest, as applicable, within 60 days of March 26, 2026, are considered outstanding and beneficially owned by the person holding the options or restricted stock units for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, the address for each director and executive officer listed is: c/o Newton Golf Company, Inc., 551 Calle San Pablo, Camarillo, CA 93012.

	Shares		Percentage (1)

Named Executive Officers and Directors:

Greg Campbell, Director	137,974	(2)	3.0%

Akinobu Yorihiro, Director, Interim Chief Executive Officer and Chief Technology Officer	15,059	(3)	*

Jeff Clayborne, Chief Financial Officer	18,398	(4)	*

Brett Hoge, Chairman of the Board	320,873	(5)	6.9%

Jane Casanta, Director	233	(6)	*

John Bode, Director	-		*

Greater than 5% Holders:

Murano Group LLC (7)	272,298		5.9%

Total Current Executive Officers and Directors as a Group (6 persons)	492,536		10.6%

* Less than 1%.

(1)	Percentage ownership of common stock is based on 4,592,063 shares of our common stock issued and outstanding as of March 26, 2025.
(2)	Consists of (i) 135,945 shares of common stock held directly and (ii) 2,029 shares of common stock issuable upon the exercise of stock options by Dr. Campbell.
(3)	Consists of (i) 12,090 shares of common stock held directly and (ii) 2,969 shares of common stock issuable upon the exercise of stock options by Mr. Yorihiro. Excludes 225,000 restricted stock units that will not vest within 60 days of March 26, 2025. The total also excludes 555 shares of our common stock underlying stock options not exercisable within 60 days of March 26, 2025.
(4)	Consists of (i) 11,548 shares of common stock held directly and (ii) 6,850 shares held by his spouse. Excludes 175,000 restricted stock units that will not vest within 60 days of March 26, 2025.
(5)	Consists of (i) 270,373 shares of common stock held directly, (ii) 500 shares of common stock issuable upon the exercise of stock options by Mr. Hoge, (iii) 30,000 shares of our common stock issuable upon the exercise of warrants by Brett Widney Hoge Revocable Trust beneficially owned by Mr. Hoge and (iv) 20,000 shares of our common stock issuable upon the exercise of warrants by RGH & BRH LLC beneficially owned by Mr. Hoge. The total excludes 533 shares of our common stock underlying stock options not exercisable within 60 days of March 26, 2025 and approximately 312,500 shares underlying Convertible Notes not convertible within 60 days of March 26, 2025.
(6)	Consists of 233 shares of common stock issuable upon the exercise of stock options by Ms. Casanta. The total excludes 333 shares of our common stock underlying stock options not exercisable within 60 days of March 26, 2025.
(7)	Based solely on the information reported in a Schedule 13G filed by Murano Capital Partners LP (“Murano Partners”), Murano Group LLC (“Murano Group”) and Clifford Jay Thomson on January 16, 2026 with the SEC. As reported in the filing, Murano Partners, Murano Group and Mr. Thomson have shared voting and dispositive power with respect to 243,100 shares, and Mr. Thomson has sole voting and dispositive power with respect to 8,000 shares. Mr. Thomson is the managing member of Murano Group, the investment manager of Murano Partners. The principal address for each of Murano Partners, Murano Group and Mr. Thomson is 600 California Street, 11th Floor, San Francisco, California 94126

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

Except for employment arrangements which are described under “Executive Compensation,” since January 1, 2024, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of the total assets at December 31, 2025 and 2024, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Director Independence

At December 31, 2025, our Board of Directors consisted of four members, consisting of Greg Campbell, Brett Hoge, Akinobu Yorihiro and Jane Casanta. Our Board of Directors undertook a review of the composition of our Board of Directors and the independence of each director. Based upon information requested from and provided by each director concerning their background, employment and affiliations, including family relationships, our Board of Directors has determined that Ms. Casanta and Mr. Hoge qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2). On January 30, 2025, John B. Bode was appointed to our Board of Directors and also was determined to qualify as “independent” as that term is defined by Nasdaq Listing Rule 5605(a)(2).

Item 14. Principal Accounting Fees and Services

Weinberg & Company, P.A. (“Weinberg”) was our independent registered public accounting firm for the years ended December 31, 2025 and 2024.

The following table shows the fees paid or accrued by us for the audit and other services provided by Weinberg for the years ended December 31, 2025 and 2024:

	2025	2024

Audit Fees	$245,000	$113,000
Audit-Related Fees	-	-
Tax Fees	19,000	11,000
All Other Fees	-	-
Total	$264,000	$124,000

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

Tax Fees

Weinberg prepared our 2025 and 2024 Federal and state income tax returns.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

2. Financial Statement Schedules

All other financial statement schedules have been omitted because they are either not applicable, or the required information is shown in the financial statements or notes thereto.

3. Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

3.2	Amended and Restated Bylaws (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 28, 2025).

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on December 10, 2024

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on December 10, 2024

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 18, 2026).

4.4	Form of Convertible Note (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 18, 2026).

10.1	License Agreement dated July 24, 2018 between Sacks Parente Golf, Inc. and Parcks Designs, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.2	Agreement dated May 25, 2022 among the Company, Nippon Xport Ventures, Inc. and Parcks Designs, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.3	Patent Assignment dated August 7, 2018 between Sacks Parente Golf, Inc. and Richard E. Parente and Steven Sacks. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.4	At the Market Sales Agreement, dated as of October 24, 2025, by and between the Company and Kingswood Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 24, 2025).

10.5	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2025).

10.6	Newton Golf Company, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2025).

10.7	Offer Letter, dated June 9, 2025 between the Company and Jeff Clayborne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2025).

10.8	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2026).

19.1	Sack Parente Golf, Inc. Insider Trading Policy.

23.1	Consent of Weinberg & Company P.A.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Executive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K filed on April 4, 2025).

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

(b) Exhibits

See Item 15(a) (3) above.

(c) Financial Statement Schedules

See Item 15(a) (2) above.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2026	NEWTON GOLF COMPANY, INC.

	By:	/s/ Akinobu Yorihiro
Akinobu Yorihiro
Interim Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Akinobu Yorihiro	Interim Chief Executive Officer, Director	March 31, 2026
Akinobu Yorihiro	(Principal Executive Officer)

/s/ Jeff Clayborne	Chief Financial Officer, Chief Operating Officer	March 31, 2026
Jeff Clayborne	(Principal Financial Officer and Principal Accounting Officer)

/s/ John Bode	Director	March 31, 2026
John Bode

/s/ Brett Hoge	Chairman of the Board	March 31, 2026
Brett Hoge

	Director	March 31, 2026
Greg Campbell

/s/ Jane Casanta	Director	March 31, 2026
Jane Casanta

