Form 10-Q
period 2026-03-31
Newton Golf Company, Inc.
filed 2026-05-14
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There was a total of 4,592,063 shares of Common Stock outstanding as of May 11, 2026.

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

ii

PART I

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWTON GOLF COMPANY, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousand, except share and per share amounts)

	March 31, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$593,000	$1,298,000
Accounts receivable, net of allowance for doubtful accounts of $69,000 and $69,000, respectively	75,000	102,000
Inventory, net of reserve for obsolescence of $121,000 and $135,000, respectively	605,000	374,000
Prepaid expenses and other current assets	263,000	413,000
Total Current Assets	1,536,000	2,187,000

Property and equipment, net	888,000	880,000
Right-of-use asset, net	75,000	84,000
Software licensing agreement, net	17,000	25,000
Deferred offering costs	120,000	123,000
Total Assets	$2,636,000	$3,299,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued expenses	$1,912,000	$1,428,000
Customer deposits	929,000	75,000
Lease liability, current	41,000	40,000
Software licensing obligation, current	27,000	41,000
Warrant Liability	785,000	745,000
Total Current Liabilities	3,694,000	2,329,000

Lease obligations – noncurrent	34,000	44,000
Convertible Debt – related party, net	429,000	-
Software licensing fee obligation, net of current	-	-
Total Liabilities	4,157,000	2,373,000

Commitments and Contingencies (Note 13)

Stockholders’ Equity (Deficiency):
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $.01 par value, 45,000,000 shares authorized, 4,592,063 shares issued and outstanding	45,000	45,000
Additional paid-in-capital	29,182,000	28,970,000
Accumulated deficit	(30,748,000)	(28,089,000)
Total Stockholders’ (Deficiency) Equity	(1,521,000)	926,000

Total Liabilities and Stockholders’ (Deficiency) Equity	$2,636,000	$3,299,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousand, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025

Net Sales	$991,000	$1,210,000
Cost of goods sold	363,000	358,000
Gross profit	628,000	852,000

Operating expenses
Selling, general and administrative expenses	2,895,000	2,541,000
Research and development	348,000	282,000
Total operating expenses	3,243,000	2,823,000

Loss from operations	(2,615,000)	(1,971,000)

Interest / (expense) income, net	(2,000)	45,000
Amortization of debt discount	(2,000)	-
Change in fair value of warrant liabilities	(40,000)	1,401,000
Net loss	$(2,659,000)	$(525,000)

Loss per share – basic and diluted	$(0.58)	$(0.55)

Weighted average number of shares outstanding – basic and diluted	4,592,063	953,959

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousand, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’ (Deficiency)
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2025	4,592,063	$45,000	$28,970,000	$(28,089,000)	$926,000
Vesting of stock options	-	-	44,000	-	44,000
Vesting of restricted stock units	-	-	107,000	-	107,000
Warrant issuance	-	-	61,000	-	61,000
Net Loss	-	-	-	(2,659,000)	(2,659,000)
Balance, March 31, 2026 (Unaudited)	4,592,063	$45,000	$29,182,000	$(30,748,000)	$(1,521,000)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2024	297,184	$3,000	$16,879,000	$(22,069,000)	$(5,187,000)
Vesting of stock options	-	-	52,000	-	52,000
Exercise of warrants	4,090,584	41,000	11,817,000	-	11,858,000
Net Loss	-	-	-	(525,000)	(525,000)
Balance, March 31, 2025 (Unaudited)	4,387,768	$44,000	$28,748,000	$(22,594,000)	$6,198,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousand)

	Three Months Ended March 31,
	2026	2025

Cash Flows from Operating Activities
Net Loss	$(2,659,000)	$(525,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	79,000	57,000
Amortization of deferred software licensing agreement	8,000	8,000
Amortization of pre-paid equity	121,000	-
Amortization of debt discount	2,000	-
Change in reserve for inventory obsolescence	(14,000)	3,000
Change in fair value of warrants loss (gain)	40,000	(1,401,000)
Changes in ROU asset	9,000	8,000
Stock based compensation- expense	151,000	52,000
Changes in operating assets and liabilities
Accounts receivable	27,000	(45,000)
Inventory	(217,000)	(128,000)
Prepaids and other current assets	29,000	(15,000)
Accounts payable and accrued expenses	484,000	415,000
Lease liability	(9,000)	(8,000)
Customer deposits	854,000	15,000
Net cash used in operating activities	(1,095,000)	(1,564,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(87,000)	(131,000)
Net cash used in investing activities	(87,000)	(131,000)

Cash Flows from Financing Activities
Software licensing obligation	(14,000)	(14,000)
Convertible debt, net	488,000	-
Offering Costs	3,000	(70,000)
Net cash provided by (used in) financing activities	477,000	(84,000)

Net decrease in cash	(705,000)	(1,779,000)
Cash and restricted cash beginning of period	1,298,000	7,650,000
Cash and restricted cash end of period	$593,000	$5,871,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Exercise of cashless warrants	$-	11,928,000
Fair value of warrants issued accounted as debt discount	$61,000	-

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2026 and 2025

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

Basis of Presentation

The condensed financial statements as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of March 31, 2026, and the results of its operations for the three months ended March 31, 2026 and 2025, and its cash flows for the three months ended March 31, 2026 and 2025. Operating results for the interim periods presented are not necessarily indicative of the results expected for a full fiscal year. The balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements at such date.

The condensed financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the financial statements and other information included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC.

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, during the three months ended March 31 2026, the Company incurred a net loss of $2,659,000, used cash in operations of $1,095,000, and had a stockholders’ deficit of $1,521,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed financial statements being issued. These condensed financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements for the year ended December 31, 2025, expressed substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from this uncertainty.

As of March 31, 2026, the Company had cash and cash equivalents on hand in the amount of $593,000. Management currently expects that its existing cash resources, together with recent financing activities, will only fund operations for a limited period and that additional financing will be required to support ongoing operations.

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

On March 16, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to issue, at one or more closings, unsecured promissory notes in an aggregate funded amount of up to $2,000,000 (the “Convertible Notes”) and warrants to purchase shares of the Company’s common stock at an exercise price of $1.75 per share (the “Warrants”), subject to adjustment from time to time. In connection with the initial closing on March 16, 2026, the Company issued a Convertible Note to entities affiliated with a member of the Company’s Board of Directors in the aggregate principal amount of $500,000. Subsequent to March 31, 2026, the Company issued additional Convertible Notes in the aggregate principal amount of $850,000 to unrelated third-party investors pursuant to the Purchase Agreement (see Note 8).

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional debt or equity financing and achieve improved operating performance. There can be no assurance that such financing will be available on acceptable terms, or at all.

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

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At March 31, 2026 and December 31, 2025, management recorded an allowance for credit losses of $69,000, reflecting expectations regarding collectability.

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

At March 31, 2026 and December 31, 2025, management recorded reserves for slow-moving and potentially obsolete inventory of $121,000 and $135,000, respectively.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended March 31,
	2026		2025
Net Sales Source	Revenue	%	Revenue	%
Online sales	$915,000	92.3%	$1,022,000	84.5%
Distributors and retailers	76,000	7.7%	188,000	15.5%
Net Sales	$991,000		$1,210,000

The following table presents our net sales by product lines for the period presented:

	Three Months Ended March 31,
	2026		2025
Product Line	Revenue	%	Revenue	%
Driver and Fairway Shafts	$985,000	99.4%	$1,200,000	99.2%
Putters	6,000	0.6%	10,000	0.8%
Net Sales	$991,000		$1,210,000

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

For the three months ended March 31, 2026 and 2025, the calculations of basic and diluted net loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	March 31, 2026	March 31, 2025
Stock Options	48,475	$13,659
Restricted Stock Units	619,525	-
Warrants from Convertible Note	50,000	-
Series A Warrants	268,333	268,333
Series B Warrants	16,849	21,119
Total	1,003,182	$303,111

*	The Company currently has 16,849 remaining Series B Warrants that will convert into 288,834 shares of common stock upon their alternative cashless exercise.

Advertising Costs

Third-party advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $496,000 and $518,000 for the three months ending March 31, 2026 and 2025, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $348,000 and $282,000 for the three months ending March 31, 2026 and 2025, respectively.

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

The carrying amounts of financial assets and liabilities, such as cash, accounts receivable, inventory, accounts payable, and other payables, approximate their fair values because of the short maturity of these instruments. The carrying values of long-term financing obligations and convertible debt approximate their fair values because interest rates on these obligations are based on prevailing market interest rates.

The Company utilizes level 3 inputs in the fair value hierarchy to determine the fair market value of its warrant liability.

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest-bearing cash balances were fully insured at March 31, 2026 and December 31, 2025.

Accounts Receivable. As of March 31, 2026, two customers accounted for more than 16% and 14% of accounts receivable, respectively. As of December 31, 2025, two customers accounted for more than 19% and 17% of accounts receivable, respectively. As of March 31, 2026 and December 31, 2025, no other customers exceeded 10% of accounts receivable.

Net sales. During the three months ending March 31, 2026 and 2025, no customer accounted for 10% or more of net sales.

Segments

Under ASC 280, Segment Reporting, operating segments are defined as components of an enterprise where discrete financial information is available that is evaluated regularly by the chief operating decision maker (“CODM”), in deciding how to allocate resources and in assessing performance. The Company has a single operating segment. Therefore, the Company’s Chief Executive Officer, who is also the CODM, makes decisions and manages the Company’s operations as a single operating segment for the manufacture and distribution of its products.

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

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost, first in, first out or net realizable value, and net of reserves is comprised of the following:

	March 31, 2026	December 31, 2025
Raw materials, net	$617,000	$424,000
Finished goods, net	109,000	85,000
Inventory Reserve	(121,000)	(135,000)
Total	$605,000	$374,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	March 31, 2026	December 31, 2025
Machinery and equipment	$971,000	$920,000
Leasehold improvements	436,000	399,000
Information technology and software	28,000	28,000
Automobile	46,000	46,000
Accumulated depreciation	(593,000)	(513,000)
Property and equipment, net	$888,000	$880,000

Depreciation expense is included in selling, general and administrative expenses in the accompanying statements of operations. For the three months ended March 31, 2026 and 2025, depreciation expenses were $79,000 and $57,000, respectively.

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

The Company initially recorded the $136,000 cost as a deferred software licensing asset and liability on the accompanying condensed balance sheets. The deferred software licensing asset is being amortized over the license period. The deferred software licensing balance was $25,000 at December 31, 2025. During the three months ended March 31, 2026, the Company recorded amortization expense of $8,000, resulting in a deferred software licensing balance of $17,000 as of March 31, 2026.

During the three months ended March 31, 2026, the Company made payments of $14,000, leaving a software license obligation balance of $27,000 as of March 31, 2026, which will be due through September 2026.

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

On April 1, 2022, the Company entered into a facility lease for 4,000 square foot facility in St. Joseph, Missouri, to expand its manufacturing business to include advanced premium golf shafts. In July 2025, the Company entered into an additional lease agreement that added a parking lot and a designated space for a dumpster.

The expanded lease runs from January 1, 2025 through December 31, 2027, with monthly rent of $3,900.

The Company’s lease liability balance was $84,000 as of December 31, 2025. As of March 31, 2026 our lease liability was $75,000, of which the current portion of lease liability was $41,000, leaving a long-term lease liabilities balance of $34,000.

During the three months ended March 31, 2026 and 2025, lease costs totaled approximately $7,000 and $23,000, respectively.

As of March 31, 2026, the weighted average remaining lease term for operating leases was 1.75 years, and the weighted average discount rate for operating leases was 10.0%.

NOTE 7 – STOCK OPTIONS

Summary of Options

A summary of stock options for the three months ended March 31, 2026 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2025	38,475	$46.96	1.57	$12,000
Granted	10,000	1.55	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2026	48,475	$37.59	1.80	$15,000

Exercisable at March 31, 2026	9,886	$148.04		$-

During the three months ended March 31, 2026, the Company granted stock options to a consultant to purchase 10,000 shares of common stock for services to be rendered. The options have an exercise price of $1.55 per share, and expire in five years, vesting 25% on the grant date, 50% upon playing in 15 official PGA Tour of Champions events with a Newton driver shaft or Gravity putter, and 25% at the conclusion of the 2026 PGA Tour of Champions Schwab Cup Finals. The total fair value of these options at the grant date was approximately $13,000 using the Black-Scholes option pricing model.

The total stock compensation expense recognized related to vesting stock options for the three months ended March 31, 2026 and 2025 amounted to $44,000 and $52,000, respectively. As of March 31, 2026, the total unrecognized stock-based compensation was $60,000, which is expected to be recognized as part of operating expense through November 2029.

As of March 31, 2026, the intrinsic value of the outstanding options under the 2022 Plan was $15,000.

The fair value of share option award is estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2026	2025
Risk-free interest rate	3.47%	-
Average expected term	5 years	-
Expected volatility	125.60%	-
Expected dividend yield	-	-

NOTE 8 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

The Company has the following related party convertible notes payable as of March 31, 2026 and December 31, 2025:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2026	Balance at December 31, 2025
Note 1	March 16, 2026	September 16, 2027	10.0%	$500,000	$500,000	$-
Less: debt discount					(71,000)	-
Net debt payable					$429,000	$-
Less: current					-	-
Long-term debt payable					$429,000	$-

On March 16, 2026, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue, at one or more closings, unsecured promissory notes in an aggregate funded amount of up to $2,000,000 and warrants to purchase shares of the Company’s common stock at an exercise price of $1.75 per share, subject to adjustment from time to time.

In connection with the initial closing on March 16, 2026, the Company issued a Convertible Note to entities affiliated with a member of the Company’s Board of Directors in the aggregate principal amount of $500,000 in exchange for $488,000 of net proceeds after deducting issuance costs. The Convertible Note bears interest at a rate of 10% per annum and matures 18 months from the date of issuance. The outstanding principal and accrued interest under the Convertible Note are convertible, at the option of the holder at maturity, into shares of the Company’s common stock at a fixed conversion price of $1.60 per share.

In connection with the issuance of this Convertible Note, the Company also issued a five-year Warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The Company determined the fair value of the Warrants at the grant date to be approximately $71,000 using the Black-Scholes option pricing model. The net proceeds from the financing were allocated between the Convertible Note and the Warrants on a relative fair value basis. As a result, approximately $9,000 of the net proceeds was allocated to the Warrants and recorded as a debt discount. In addition, the Company incurred $12,000 of issuance costs associated with the financing, which were also recorded as a debt discount. Accordingly, the total debt discount recorded in connection with the Convertible Note was approximately $21,000. The debt discount is being amortized to interest expense over the term of the Convertible Note using the effective interest method.

As of March 31, 2026, the outstanding principal balance of the Convertible Note was $500,000, with an unamortized debt discount of $71,000, resulting in a net carrying value of $429,000.

NOTE 9 – WARRANTS

The Company has the following outstanding Warrants as of March 31, 2026, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	-	$-	-	$-
Granted	50,000	1.75	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at March 31, 2026, all vested	50,000	$1.75	4.96	$-

During the three months ended March 31, 2026, the Company issued fully vested Warrants to purchase 50,000 shares of its common stock in connection with a Convertible Note financing (see Note 8). The Warrants are exercisable at $1.75 per share and expire in March 2031.

The Company determined the fair value of the Warrants at the grant date to be approximately $71,000 using the Black-Scholes option pricing model. The net proceeds from the financing were allocated between the Convertible Note and the Warrants on a relative fair value basis. As a result, approximately $9,000 of the net proceeds was allocated to the warrants and recorded as a debt discount. This amount was recorded as additional paid-in capital, with a corresponding debt discount, which is being amortized to interest expense over the term of the related Convertible Note using the effective interest method.

NOTE 10 – WARRANTS CLASSIFIED AS LIABILITY

A summary of warrants classified as a liability for the years ended December 31, 2025 and 2024 is as follows:

	Series A	Contractual	Series B	Contractual
	Warrants	Exercise Price	Warrants	Exercise Price
Warrants outstanding, December 31, 2025	268,333	$72.00	16,849	$72.00
Warrants granted	-		-
Warrants forfeited	-		-
Warrants exercised	-		-	-
Warrants outstanding, March 31, 2026	268,333	$72.00	16,849	$72.00

The contractual exercise prices presented above reflect original warrant terms prior to the effect of reset provisions. Following the Warrant Stockholder Approval (as defined below) in February 2025, the Series A warrants became subject to exercise-price reset provisions and were valued using an effective exercise price of approximately $1.88 per share as of March 31, 2026.

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

As of March 31, 2026, no Series A Warrants had been exercised. The fair value of the Series A Warrants liability was $312,000 as of December 31, 2025, compared to $326,000 as of March 31, 2026. As a result of the change in fair value, the Company recognized a $14,000 gain related to the warrant liability during the three months ended March 31, 2026.

The fair value of the Series A Warrants as of March 31, 2026 was estimated using a binomial valuation model with the following assumptions: exercise price of $1.88 per warrant, underlying stock price of $1.59, remaining contractual term of 1,352 days, expected volatility of 126%, a dividend yield of 0%, and a risk-free interest rate of 3.47%.

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

Therefore, pursuant to ASC 815, the Company has classified the Purchase Warrants as liabilities in its condensed balance sheets. The classification of the Purchase Warrants, including whether the Purchase Warrants should be recorded as liabilities or as equity, is evaluated at the end of each reporting period with changes in the fair value reported in other income (expense) in the condensed statements of operations. Upon the closing of the registered direct offering, the fair value of the Series B Warrant liability was $12,456,000.

As of March 31, 2026, holders had exercised 251,484 Series B Warrants on an alternative cashless basis, resulting in the issuance of 4,233,238 shares of common stock. No Series B Warrants were exercised during the three months ended March 31, 2026.

As of December 31, 2025, the fair value of the Series B Warrants liability was $433,000. As of March 31, 2026, the fair value of the Series B Warrants liability was $459,000, resulting in the Company recognizing a $26,000 gain from the change in fair value of the warrant liability during the three months ended March 31, 2026.

The fair value of the Series B Warrants as of March 31, 2026 was determined based on the estimated number of shares issuable under the alternative cashless exercise provisions, multiplied by the Company’s closing stock price on March 31, 2026.

Based on the alternative cashless exercise, the Company estimates issuing 288,834 shares of common stock when the remaining 16,849 Series B Warrants are exercised.

A summary of warrant liabilities is as follows:

	Series A	Series B	Total
Balance, December 31, 2025	$312,000	$433,000	$745,000
Increase in fair value	14,000	26,000	40,000
Warrant exercises	-	-	-
Balance, March 31, 2026	$326,000	$459,000	$785,000

NOTE 11– RESTRICTED STOCK UNITS

A summary of RSU activity for the three months ended March 31, 2026 is presented below:

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value
Unvested at December 31, 2025	755,222	$1,164,000	$1.54
Granted	64,303	94,000	1.46
Vested / deemed vested	-	(81,000)	-
Forfeited	(200,000)	(308,000)	1.56
Unvested at March 31, 2026	619,525	$869,000	$1.55

During the three months ended March 31, 2026, the Company issued 64,303 restricted stock units to Directors for services to be rendered with a fair value of $94,000. The shares were valued based on the market value of the Company’s common stock price on the grant date and will be amortized over their vesting term.

The total fair value of RSUs that vested or were deemed vested during the three months ended March 31, 2026 was $81,000 and recognized as an expense and included in selling, general and administrative expenses.

NOTE 12 – IMMEDIATELY VESTED RESTRICTED STOCK UNITS

During 2025, the Company issued 222,041 RSUs to vendors for services to be rendered with a fair value of $321,000. The shares were valued based on the market value of the Company’s common stock price on the grant date. The issuance was recorded as pre-paid expense in the accompanying statements of operations and balance sheets. The pre-paid expense related to issuances of RSUs will be amortized over the remaining service period and charged to selling, general and administrative expense. As of December 31, 2025, $153,000 remained unamortized as a pre-paid expense. During the three months ended March 31, 2026 the Company amortized $121,000 related to the issuance of these RSUs and $31,000 remained unamortized as a pre-paid expense at March 31, 2026.

NOTE 13. COMMITMENT AND CONTINGENCIES

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

NOTE 14. REPORTABLE SEGMENT INFORMATION

The Company is organized and operates as one operating and reportable segment. The Company’s revenue comes from customers in the following geographic regions.

The following table presents our net sales by region for the period presented:

	Three Months Ended March 31,
	2026	2025
Region	Revenue	Revenue
United States	$983,000	$1,186,000
Canada	-	-
Japan	-	-
South Korea	-	-
All other regions	8,000	24,000
Net Sales	$991,000	$1,210,000

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

	Three Months Ended March 31,
	2026	2025

Net sales	$991,000	$1,210,000
Cost of sales	363,000	358,000
Gross profit	628,000	852,000

Less:
Employee compensation and benefits	678,000	259,000
Stock-based compensation expense	151,000	52,000
Sales and marketing expense	1,196,000	1,344,000
Other operating expenses	1,218,000	1,168,000
Total operating expenses	3,243,000	2,823,000
Loss from operations	$(2,615,000)	$(1,971,000)

NOTE 15 – SUBSEQUENT EVENTS

On April 6, 2026, the Company received a deficiency letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC notifying the Company that it is not in compliance with Nasdaq Listing Rule 5550(b)(1) which requires the Company to maintain a minimum of $2,500,000 in stockholders’ equity for continued listing on The Nasdaq Capital Market. In accordance with Nasdaq Listing Rules, the Company has been provided an initial period of 45 calendar days, or until May 21, 2026, to submit a plan to regain compliance with the Stockholders’ Equity Requirement. Subsequent to the receipt of the Notice, and prior to that deadline, the Company intends to submit a plan to regain compliance with the Stockholders’ Equity Requirement to Nasdaq. If the Company’s compliance plan is accepted by Nasdaq, then Nasdaq may, in its discretion, grant the Company up to 180 calendar days from the date of the Notice, or until October 3, 2026, to evidence compliance. Neither the Notice nor the Company’s non-compliance have an immediate effect on the listing or trading of the Company’s common stock, which will continue to trade under the symbol “NWTG.” However, there can be no assurance that the Company’s plan will be accepted or that if it is, the Company will be able to regain compliance. If the Company’s plan to regain compliance is not accepted, or if it is and the Company does not regain compliance within 180 days from the date of the Notice, or if the Company fails to satisfy another Nasdaq requirement for continued listing, Nasdaq could provide notice that the Company’s common stock will become subject to delisting.

On March 16, 2026, the Company entered into the Purchase Agreement, pursuant to which the Company agreed to issue, at one or more closings, Convertible Notes in an aggregate funded amount of up to $2,000,000 and Warrants to purchase shares of the Company’s common stock at an exercise price of $1.75 per share, subject to adjustment from time to time. In connection with the initial closing on March 16, 2026, the Company issued a Convertible Note to entities affiliated with a member of the Company’s Board of Directors in the aggregate principal amount of $500,000.

Subsequent to March 31, 2026, the Company issued additional Convertible Notes in the aggregate principal amount of $850,000 to unrelated third-party investors pursuant to the previously disclosed Purchase Agreement dated March 16, 2026 (see Note 8). The Convertible Notes were issued together with corresponding Warrants to purchase shares of the Company’s common stock on substantially similar terms to those previously disclosed (see Note 9).

Subsequent to March 31, 2026, the Company granted stock options to a consultant to purchase 20,000 shares of common stock for services to be rendered. The options have an exercise price of $1.25 per share, and expire in five years, cliff vesting equally over four years from grant date. The total fair value of these options at the grant date was approximately $21,000 using the Black-Scholes option pricing model.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Quarterly Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including but not limited to those set forth under “Risk Factors” in our Annual report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report.

Executive Summary

During the three months ended March 31, 2026, several factors influenced the Company’s operations and financial position, including:

● New product introduction. The Company introduced the Fast Motion fairway wood shaft and hybrid shafts at the 2026 PGA Show, which are expected to launch commercially during the third quarter of 2026.

● Capital raising activities On March 16, 2026, the Company entered into the Purchase Agreement, pursuant to which the Company agreed to issue, at one or more closings, unsecured promissory notes in an aggregate funded amount of up to $2,000,000 and warrants to purchase shares of the Company’s common stock at an exercise price of $1.75 per share, subject to adjustment from time to time.

In connection with the initial closing on March 16, 2026, the Company issued a Convertible Note to entities affiliated with and controlled by Brett Hoge, one of the Company’s directors, in the aggregate principal amount of $500,000, which bears interest at a rate of 10% per annum and matures in 18 months, along with a five-year warrant to purchase 50,000 shares of common stock at an exercise price of $1.75 per share. The convertible promissory note, including accrued interest, is convertible into shares of common stock at maturity at a conversion price of $1.60 per share.

Subsequent to March 31, 2026, the Company issued additional Convertible Notes in the aggregate principal amount of $850,000 to unrelated third-party investors pursuant to the Purchase Agreement (see Note 8). The Convertible Notes were issued together with corresponding Warrants to purchase shares of the Company’s common stock on substantially similar terms to those previously disclosed. These financings were intended to support working capital and operational initiatives (see Note 9).

● Manufacturing transition activities. The Company implemented updates to certain shaft recipes and related production processes, including recalibration of machining operations, modifications to finishing workflows, changes to paint mixtures, and maintenance activities intended to improve product quality, consistency, and manufacturing scalability. These activities temporarily reduced production throughput and manufacturing utilization during the quarter, which adversely impacted gross profit and delayed shipment timing on certain customer orders.

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

Management continues to focus on expanding distribution through professional club fitters, retail partners, and international distributors.

Newton Motion Shafts

Products

The Newton Motion™ shaft platform continues to represent the Company’s primary product category and the principal driver of revenue during the three months ended March 31, 2026.

The Company also introduced the Fast Motion fairway wood shaft and hybrid shafts at the 2026 PGA Show, which are expected to launch commercially during the third quarter of 2026.

Market Adoption

The Company continues to see adoption of its shaft products among professional golfers and professional club fitters, which management believes supports brand awareness and demand for its products.

Sales during the quarter continued to be driven primarily by demand for the Newton Motion shaft platform across direct-to-consumer and professional fitting channels.

Newton Gravity Putters

The Company also offers a line of putters under the Newton Gravity brand.

Management continues to evaluate expanded distribution opportunities for the Newton Gravity product line through professional club fitters and retail partners.

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

The Company believes that sustained participation in golf could support continued demand for golf equipment; however, future participation trends and consumer demand remain subject to economic conditions and other factors beyond the Company’s control.

Manufacturing Transition Activities

During the three months ended March 31, 2026, the Company implemented updates to certain existing shaft recipes and related production processes, including recalibration of machining operations, modifications to finishing workflows, changes to paint mixtures, and maintenance activities intended to improve product quality, consistency, and manufacturing scalability. These activities temporarily reduced production throughput and manufacturing utilization during the quarter, which adversely affected gross profit as fixed production costs were absorbed over lower production volumes and delayed fulfillment of certain customer orders into subsequent periods.

Public Company Costs

Since listing our common stock on The Nasdaq Capital Market in August 2023, we have incurred additional expenses associated with operating as a public company. These costs include compliance with SEC reporting requirements, internal control compliance, director and officer liability insurance, board compensation, and increased accounting, legal, and audit fees.

These costs continue to impact operating expenses during the three months ended March 31, 2026.

Impact of Inflation

Inflation has resulted in moderate increases in the cost of certain raw materials and component parts used in the manufacture of our products. If inflationary pressures persist, our manufacturing costs may increase and could adversely affect gross margins unless we are able to offset these increases through pricing adjustments, cost reductions, or operational efficiencies.

During the three months ended March 31, 2026, the Company did not implement any pricing changes in response to inflationary pressures.

The Company continues to monitor supplier pricing and availability of key production inputs.

Results of Operations

Three Months Ended March 31, 2026 as Compared to the Three Months Ended March 31, 2025

The following is a comparison of our results of operations for the three months ending March 31, 2026 and 2025 (amounts rounded to the nearest thousand):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	$ Changes

Net Sales	$991,000	$1,210,000	$(219,000)
Cost of goods sold	363,000	358,000	5,000
Gross profit	628,000	852,000	(224,000)

Operating expenses:
Selling, general and administrative	2,895,000	2,541,000	354,000
Research and development	348,000	282,000	66,000
Total operating expenses	3,243,000	2,823,000	420,000

Loss from operations	(2,615,000)	(1,971,000)	(644,000)

Interest (expense)/ income, net	(2,000)	45,000	(47,000)
Amortization of debt discount	(2,000)	-	(2,000)
Change in fair value of warrant liability	(40,000)	1,401,000	(1,441,000)

Net loss	$(2,659,000)	$(525,000)	$(2,134,000)

Overview of Operating Results

Net Sales

Net sales decreased approximately $0.2 million, or 18%, to approximately $1.0 million for the three months ended March 31, 2026, compared to $1.2 million for the three months ended March 31, 2025, driven primarily by reduced manufacturing capacity at the Company’s shaft production facility as the Company implemented updates to certain existing shaft recipes and related production processes, including recalibration of machining operations, modifications to finishing workflows, changes to paint mixtures, and maintenance activities intended to improve product quality, consistency, and manufacturing scalability. These activities temporarily reduced production throughput and manufacturing utilization during the quarter.

Reduced production throughput delayed shipment timing on certain customer orders during the quarter. As of March 31, 2026 the Company had $0.9 million in customer deposits and $0.3 million in open wholesale sales orders, which collectively represent approximately $1.2 million of expected future revenue upon shipment of the related orders. The increase in customer deposits compared to prior periods reflects advance payments on customer orders, including orders delayed during the manufacturing transition period.

Cost of goods sold

Cost of goods sold consists primarily of materials, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products.

Cost of goods sold was virtually flat for the three months ended March 31, 2026, compared to the prior year period.

Gross margin was 63% for the three months ended March 31, 2026, compared to 70% for the three months ended March 31, 2025. The decrease is primarily attributed to temporarily reduced production throughput and manufacturing utilization during the quarter, which adversely affected gross margin as fixed production costs were absorbed over lower production volumes.

The Company is also enhancing its manufacturing management and operational planning processes to support the continued scaling of production operations. In January 2026, the Company expanded the operational responsibilities of its Chief Financial Officer to include oversight of manufacturing and operational functions, strengthening coordination between financial management and factory operations. In addition, the Company hired a manufacturing executive in April with over 25 years of experience to support new product launches and production scaling initiatives.

As production volumes increase, the Company expects to benefit from improved manufacturing efficiencies and more stable production planning. However, gross margins may fluctuate in future periods based on production efficiency, product mix, and sales channel mix, including the relative contribution of direct-to-consumer and wholesale sales.

Management expects manufacturing utilization to improve in subsequent periods as these transition activities are completed, which may positively impact gross margin.

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

Selling, general and administrative expenses increased approximately $0.4 million to $2.9 million for the three months ended March 31, 2026, compared to $2.5 million for the three months ended March 31, 2025. The increase was primarily attributable to approximately $0.3 million of labor costs associated with a bonus accrual and annualization of headcount added during 2025, approximately $0.2 million of manufacturing costs classified as operating expenses due to reduced production throughput and resulting idle capacity, and approximately $0.1 million of increased stock-based compensation expense, partially offset by a reduction of approximately $0.2 million in sales and marketing expenses and approximately $0.1 million in professional services expenses.

Research and Development Expenses

Research and development expenses consist primarily of employee compensation, consulting expenses, licensing fees, and product design and development costs.

Research and development expenses increased approximately $0.1 million to $0.35 million, or 23%, for the three months ended March 31, 2026, compared to $0.28 million for the three months ended March 31, 2025.

The increase was primarily attributable to $0.1 million of factory research and development activities associated with manufacturing transition activities at the factory as the Company implemented updates to certain existing shaft recipes and related production processes, including recalibration of machining operations, modifications to finishing workflows, changes to paint mixtures, and maintenance activities intended to improve product quality, consistency, and manufacturing scalability.

Loss from operations

Loss from operations increased approximately $0.6 million to $2.6 million for the three months ended March 31, 2026, compared to $2.0 million for the three months ended March 31, 2025.

The increase in operating loss was primarily attributable to the reduced capacity at the factory, which reduced gross profit and increased operating expenses associated with idle manufacturing capacity during the quarter.

As discussed above, the Company had $0.9 million in customer deposits and $0.3 million in open wholesale sales orders as of March 31, 2026 compared to $0.1 million as of December 31, 2025, reflecting the impact of delayed order fulfillment during the manufacturing transition period. Collectively the deposits and open wholesale orders represent an additional $1.2 million of expected future revenue once the respective orders are shipped and recognized as revenue in future periods.

Other income (expense), net

Interest expense, net was $2,000 for the three months ended March 31, 2026, compared to interest income net of $45,000 for the three months ended March 31, 2025. The change from interest income to interest expense was primarily attributable to lower average cash balances during the three months ended March 31, 2026 compared to the prior year period. The Company also incurred amortization of debt discount for the three months ended March 31, 2026 related to the Convertible Note offering of $2,000 (see Note 8, 9) that did occur in the prior year.

For the three months ended March 31, 2026, the Company recognized a $40,000 loss related to the change in the fair value of warrant liabilities, compared to a $1.4 million gain recognized during the three months ended March 31, 2025. The change in fair value of warrant liabilities reflects the periodic remeasurement of certain warrants that are classified as liabilities under applicable accounting guidance. The fair value of these warrants is remeasured at each reporting date, and changes in fair value are recorded in the Company’s condensed statement of operations.

Net loss and Strategic Investments

Net loss was $2.6 million for the three months ended March 31, 2026, compared to $525,000 for the three months ended March 31, 2025.

Net loss for the three months ended March 31, 2025 included a $1.4 million non-cash gain related to the change in the fair value of warrant liabilities, which did not recur in the current year period. Excluding the impact of changes in the fair value of warrant liabilities, the increase in net loss period over period is primarily attributable to higher operating loss.

The loss from operations increased period over period, primarily reflecting reduced manufacturing capacity during the quarter, as well as continued investment in personnel and operational infrastructure.

Marketing expenses were moderated during the three months ended March 31, 2026 as the Company aligned demand generation with reduced manufacturing capacity. The reduction in marketing spend was primarily driven by operational capacity constraints rather than changes in demand conditions during the period.

During the three months ended March 31, 2026, the Company’s manufacturing facility operated at reduced capacity as a result of the implementation of new shaft recipes, recalibration of machining processes, maintenance activities, and modifications to finishing workflows.

Management believes these investments position the Company for continued revenue expansion as brand awareness increases, additional product configurations are introduced, and distribution expands through professional club fitters, retail partners, international distributors, and potential OEM relationships.

Management expects marketing investment levels to scale in alignment with production capacity as these operational initiatives are completed.

While these factors have contributed to operating losses in the near term, management believes they position the Company for improved operating leverage over time as production volumes increase and manufacturing utilization improves.

The following section discusses the Company’s liquidity, capital resources, and financing strategy to support these growth initiatives.

Liquidity and Capital Resources

The Company’s primary sources of liquidity include, cash generated from operations, and access to external financing. The Company’s primary uses of cash include operating expenses, inventory purchases, manufacturing investments, and marketing initiatives to support growth.

On October 24, 2025, the Company entered into an At-The-Market Sales Offering Agreement (“ATM Offering Agreement”) with Kingswood Capital Partners, LLC (“Kingswood”), which allows the Company to sell up to $10.0 million of its common stock from time to time pursuant to its effective shelf registration statement on Form S-3. The ATM program provides the Company with a source of potential liquidity, and the Company intends to utilize the program opportunistically, subject to market conditions, trading volume, and capital requirements. As of March 31, 2026, the Company had not sold any shares under the ATM program.

On March 16, 2026, the Company entered into the Purchase Agreement, pursuant to which the Company agreed to issue Convertible Notes in the aggregate funded amount of up to $2,000,000 and Warrants to purchase shares of the Company’s common stock at an exercise price of $1.75 per share, subject to adjustments from time to time.

At the initial closing on March 16, 2026, the Company issued a Convertible Note with an aggregate principal amount of $500,000, which bears interest at a rate of 10% per annum and matures in 18 months, along with a five-year Warrant to purchase 50,000 shares of common stock. The Convertible Notes, including accrued interest, are convertible into shares of the Company’s common stock at a conversion price of $1.60 per share.

Subsequent to March 31, 2026, the Company issued additional Convertible Notes in the aggregate principal amount of $850,000 to unrelated third-party investors pursuant to the previously disclosed Purchase Agreement dated March 16, 2026 (see Note 8). The Convertible Notes were issued together with corresponding Warrants to purchase shares of the Company’s common stock on substantially similar terms to those previously disclosed (see Note 9).

The Company expects that additional capital will be required to fund operations and execute its growth strategy. Management intends to evaluate a range of financing alternatives, including the ATM program and other potential equity or debt financings, to meet its capital requirements while seeking to manage dilution to existing stockholders.

The Company’s capital requirements will depend on the pace of revenue growth, manufacturing utilization, and the level of investment in marketing and operational initiatives.

Management has the ability to adjust the timing and level of certain of these investments, which may impact both the Company’s cash requirements and growth trajectory.

To the extent production volumes increase and manufacturing utilization improves, management expects operating leverage to improve, which may reduce reliance on external financing over time.

The Company is also evaluating actions to strengthen its balance sheet and stockholders’ equity in connection with maintaining compliance with applicable Nasdaq continued listing requirements.

The following table summarizes our cash flows for the periods indicated (amounts are rounded to nearest thousands):

	Three Months Ended March 31,
	2026	2025

Net cash (used in) provided by:
Operating activities	$(1,095,000)	$(1,564,000)
Investing activities	(87,000)	(131,000)
Financing activities	477,000	(84,000)
Net decrease in cash	$(705,000)	$(1,779,000)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2026 was $1.1 million, compared to $1.6 million for the three months ended March 31, 2025. Operating cash outflows during the period included employee-related costs associated with personnel expansion and investments in operational systems intended to support scalability. Operating cash flows were also impacted by reduced manufacturing capacity during the quarter, which affected production volumes and the absorption of fixed manufacturing costs. Marketing expenditures were moderated during the period to align demand generation with reduced manufacturing capacity.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2026 totaled $87,000, primarily related to purchases of property and equipment associated with the expansion and support of the Company’s manufacturing operations.

Net cash used in investing activities for the three months ended March 31, 2025 totaled $131,000, also related primarily to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2026 was $477,000, compared to net cash used in financing activities of $84,000 for the three months ended March 31, 2025.

Financing activities during the three months ended March 31, 2026 primarily reflected proceeds from the issuance of Convertible Notes.

Nasdaq Continued Listing Requirements

On April 6, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company is not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires a minimum of $2.5 million in stockholders’ equity.

The notice has no immediate effect on the listing of the Company’s common stock on Nasdaq.

The Company has until May 21, 2026 to submit a plan to regain compliance. If the Company’s plan is accepted, Nasdaq may grant the Company up to 180 calendar days from the date of the notice to demonstrate compliance.

The Company intends to submit its compliance plan within the required timeframe and is evaluating actions to strengthen its balance sheet and stockholders’ equity. However, there can be no assurance that Nasdaq will accept the Company’s plan or that the Company will be able to regain compliance within any extension period granted.

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

As reflected in the accompanying financial statements, during the three months ended March 31, 2026, the Company incurred a net loss of $2,659,000, used cash in operations of $1,095,000, and had a stockholders’ deficit of $1,521,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. In addition, the Company’s independent registered public accounting firm expressed substantial doubt about the Company’s ability to continue as a going concern in its report on the Company’s financial statements for the year ended December 31, 2025.

At March 31, 2026, the Company had approximately $593,000 of cash and cash equivalents. Management currently expects that its existing cash resources, together with recent financing activities, will only fund operations for a limited period, and that additional financing will be required to support ongoing operations.

The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional debt or equity financing and achieve improved operating performance. There can be no assurance that such financing will be available on acceptable terms, or at all.

Subsequent to March 31, 2026, the Company raised additional capital through the issuance of Convertible Notes, as described above.

Any additional financing may contain restrictive covenants or result in dilution to existing stockholders.

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

Off-Balance Sheet Arrangements

At March 31, 2026 and 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Stock-Based Compensation

The Company periodically grants restricted stock units (“RSUs”) and stock options to employees, directors, and consultants as compensation for services. The Company accounts for these awards in accordance with ASC 718, Compensation—Stock Compensation, whereby the fair value of the award is measured on the grant date and recognized as compensation expense on a straight-line basis over the vesting period. Stock-based compensation expense is recorded within the Company’s condensed statements of operations based on the nature of the services rendered. The fair value of RSUs is determined based on the fair market value of the Company’s common stock on the grant date. RSUs generally vest based on continued service over a specified vesting period. Compensation expense for time-based RSU awards is recognized on a straight-line basis over the requisite service period. The Company may grant RSU awards in the future that include performance-based vesting conditions tied to operational or financial milestones. For such awards, compensation expense would be recognized when it becomes probable that the performance condition will be achieved. The Company recognizes forfeitures as they occur.

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

This assessment requires the use of professional judgment and is performed at the time of warrant issuance and reassessed at each reporting period while the warrants remain outstanding.

Warrants that are classified as liabilities are recorded at fair value upon issuance and remeasured at fair value at each reporting date, with changes in fair value recognized in the Company’s condensed statements of operations. Warrants that qualify for equity classification are recorded within additional paid-in capital and are not subsequently remeasured.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of March 31, 2026.

Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2026 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

This conclusion is consistent with management’s assessment as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management continues to monitor the effectiveness of its internal controls and may implement additional enhancements as the Company’s operations continue to grow.

Inherent Limitations on Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, management does not expect that our disclosure controls and procedures will prevent or detect all errors or fraud.

Because of inherent limitations, any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

There are no legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

Item 1A. Risk Factors

There have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules).

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description

3.1	Certificate of Incorporation (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

3.2	Amended and Restated Bylaws (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2025).

4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on December 10, 2024

4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on December 10, 2024

4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 18, 2026).

4.4	Form of Convertible Note (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 18, 2026).

10.1	License Agreement dated July 24, 2018 between Sacks Parente Golf, Inc. and Parcks Designs, LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.2	Agreement dated May 25, 2022 among the Company, Nippon Xport Ventures, Inc. and Parcks Designs, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.3	Patent Assignment dated August 7, 2018 between Sacks Parente Golf, Inc. and Richard E. Parente and Steven Sacks. (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed on August 5, 2022)

10.4	At the Market Sales Agreement, dated as of October 24, 2025, by and between the Company and Kingswood Capital Partners, LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on October 24, 2025).

10.5	Amended and Restated 2022 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 18, 2025).

10.6	Newton Golf Company, Inc. Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 18, 2025).

10.7	Offer Letter, dated June 9, 2025 between the Company and Jeff Clayborne (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 13, 2025).

10.8	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTON GOLF COMPANY, INC.

Date: May 14, 2026	By:	/s/ Akinobu Yorihiro
Akinobu Yorihiro Interim Chief Executive Officer

Date: May 14, 2026	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer, Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

