Form 10-Q
period 2026-06-30
Newton Golf Company, Inc.
filed 2026-08-14
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Securities registered pursuant to Section 12(b) of the Act:

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

There was a total of 5,422,276 shares of Common Stock outstanding as of August 13, 2026

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and similar terms to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, difficult to predict, and could cause actual results to differ materially from those expressed or implied. You should not place undue reliance on these forward-looking statements, which are based on information currently available to us and speak only as of the date they are made. Our actual results, performance, or achievements may differ materially and adversely from those expressed or implied by these statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statement as a result of new information, future events, or otherwise. Factors that could materially affect these statements include, among others: (i) the development and protection of our brands and intellectual property, (ii) our need to raise capital to meet business requirements, (iii) significant fluctuations in marketing expenses, (iv) our ability to generate and expand revenue or recognize net income from product sales, (v) management’s ability to attract and retain qualified personnel needed to develop and commercialize planned products, (vi) the impact of geopolitical risks, including tariffs, on our business, suppliers, consumers, customers, employees, and the broader economy, and (vii) other information described from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”). Please consider our forward-looking statements in light of these risks when reading this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWTON GOLF COMPANY, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousand, except share and per share amounts)

	June 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$442,000	$1,298,000
Accounts receivable, net of allowance for doubtful accounts of $69,000 and $69,000, respectively	312,000	102,000
Inventory, net of reserve for obsolescence of $121,000 and $135,000, respectively	406,000	374,000
Prepaid expenses and other current assets	226,000	413,000
Total Current Assets	1,386,000	2,187,000

Property and equipment, net	862,000	880,000
Right-of-use asset, net	65,000	84,000
Software licensing agreement, net	8,000	25,000
Deferred offering costs	168,000	123,000
Total Assets	$2,489,000	$3,299,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current Liabilities:
Accounts payable and accrued expenses	$2,227,000	$1,428,000
Customer deposits	250,000	75,000
Lease liability, current	42,000	40,000
Software licensing obligation, current	14,000	41,000
Warrant liability	1,429,000	745,000
Total Current Liabilities	3,962,000	2,329,000

Lease obligations – noncurrent	23,000	44,000
Convertible debt, net of debt discount of $188,000	1,562,000	-
Convertible debt related party, net of debt discount of $59,000	441,000	-
Total Liabilities	5,988,000	2,373,000

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred stock $.01 par value, 5,000,000 shares authorized, no shares issued and outstanding, respectively	-	-
Common stock, $.01 par value, 45,000,000 shares authorized, 4,670,396 and 4,592,063 shares issued and outstanding, respectively	47,000	45,000
Additional paid-in-capital	29,480,000	28,970,000
Accumulated deficit	(33,026,000)	(28,089,000)
Total Stockholders’ (Deficiency) Equity	(3,499,000)	926,000

Total Liabilities and Stockholders’ (Deficiency) Equity	$2,489,000	$3,299,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousand, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net Sales	$1,316,000	$2,068,000	$2,307,000	$3,278,000
Cost of goods sold	405,000	669,000	768,000	1,027,000
Gross profit	911,000	1,399,000	1,539,000	2,251,000

Operating expenses
Selling, general and administrative expenses	2,103,000	2,763,000	4,998,000	5,304,000
Research and development	348,000	143,000	696,000	425,000
Total operating expenses	2,451,000	2,906,000	5,694,000	5,729,000

Loss from operations	(1,540,000)	(1,507,000)	(4,155,000)	(3,478,000)

Interest (expense) income, net	(43,000)	29,000	(45,000)	74,000
Amortization of debt discount	(35,000)	-	(37,000)	-
Loss on disposal of asset	(16,000)	-	(16,000)	-
Change in fair value of warrant liabilities	(644,000)	(42,000)	(684,000)	1,359,000
Net loss	$(2,278,000)	$(1,520,000)	$(4,937,000)	$(2,045,000)

Loss per share – basic and diluted	$(0.49)	$(0.34)	$(1.07)	$(0.74)

Weighted average number of shares outstanding – basic and diluted	4,606,137	4,509,619	4,599,535	2,778,595

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousand, except share amounts)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity /
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, March 31, 2026	4,592,063	$45,000	$29,182,000	$(30,748,000)	$(1,521,000)
Vesting of stock options	-	-	14,000	-	14,000
Vesting of restricted stock units	78,333	2,000	112,000	-	114,000
Warrant issuance	-	-	172,000	-	172,000
Net Loss	-	-	-	(2,278,000)	(2,278,000)
Balance, June 30, 2026 (Unaudited)	4,670,396	$47,000	$29,480,000	$(33,026,000)	$(3,499,000)

	Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity /
	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2025	4,592,063	$45,000	$28,970,000	$(28,089,000)	$926,000
Vesting of stock options	-	-	58,000	-	58,000
Vesting of restricted stock units	78,333	2,000	219,000	-	221,000
Warrant issuance	-	-	233,000	-	233,000
Net Loss	-	-	-	(4,937,000)	(4,937,000)
Balance, June 30, 2026 (Unaudited)	4,670,396	$47,000	$29,480,000	$(33,026,000)	$(3,499,000)

	Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, March 31, 2025	4,387,768	$44,000	-	$-	$28,748,000	$(22,594,000)	$6,198,000
Vesting of stock options	-	-	-	-	42,000	-	42,000
Proceeds from Series A and B over-allotment, net	-	-	-	-	21,000	-	21,000
Exercise of warrants	58,904	1,000	-	-	138,000	-	139,000
DTCC reverse split fractional rounding	69,464	-	-	-	-	-	-
Stock repurchase			200,400	(500,000)			(500,000)
Net Loss	-	-	-		-	(1,520,000)	(1,520,000)
Balance, June 30, 2025 (Unaudited)	4,516,136	$45,000	200,400	$(500,000)	$28,949,000	$(24,114,000)	$4,380,000

	Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity / (Deficiency)
Balance, December 31, 2024	297,184	$3,000	-	$-	$16,879,000	$(22,069,000)	$(5,187,000)
Vesting of stock options	-	-	-	-	94,000	-	94,000
Proceeds from Series A and B over-allotment, net	-	-	-	-	(49,000)	-	(49,000)
Exercise of warrants	4,149,488	42,000	-	-	12,025,000	-	12,067,000
DTCC reverse split fractional rounding	69,464	-	-	-	-	-	-
Stock repurchase			200,400	(500,000)			(500,000)
Net Loss	-	-	-		-	(2,045,000)	(2,045,000)
Balance, June 30, 2025 (Unaudited)	4,516,136	$45,000	200,400	$(500,000)	$28,949,000	$(24,114,000)	$4,380,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousand)

	Six Months Ended June 30,
	2026	2025

Cash Flows from Operating Activities
Net Loss	$(4,937,000)	$(2,045,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	163,000	140,000
Amortization of deferred software licensing agreement	17,000	17,000
Amortization of pre-paid consulting	153,000	-
Amortization of debt discount	37,000	-
Change in reserve for inventory obsolescence	(14,000)	38,000
Loss on disposal of assets	16,000	-
Change in fair value of warrants loss (gain)	684,000	(1,359,000)
Changes in ROU asset	19,000	17,000
Stock based compensation - expense	279,000	94,000
Changes in operating assets and liabilities
Accounts receivable	(210,000)	(47,000)
Inventory	(18,000)	(160,000)
Prepaids and other current assets	35,000	(31,000)
Accounts payable and accrued expenses	805,000	419,000
Lease liability	(19,000)	(17,000)
Customer deposits	175,000	157,000
Net cash used in operating activities	(2,815,000)	(2,777,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(169,000)	(291,000)
Net cash used in investing activities	(169,000)	(291,000)

Cash Flows from Financing Activities
Software licensing obligation	(27,000)	(28,000)
Convertible debt, net	2,200,000	-
Offering costs	(45,000)	-
Repurchase of common stock	-	(500,000)
Proceeds from over-allotment, net	-	(49,000)
Net cash provided by (used in) financing activities	2,128,000	(577,000)

Net decrease in cash	(856,000)	(3,645,000)
Cash and cash equivalents beginning of period	1,298,000	7,650,000
Cash and cash equivalents end of period	$442,000	$4,005,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Exercise of cashless warrants	$-	$12,067,000
Fair value of warrants issued accounted as debt discount	$234,000	$-
Recognition of Right of Use Asset and lease obligations	$-	$85,000
Extinguishment of accounts payable	$8,000	$-

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousand, except share and per share amounts)

NOTE 1 – OPERATIONS AND LIQUIDITY

Newton Golf Company, Inc. (“we,” or the “Company”) was formed in 2018 as Sacks Parente Golf, Inc., a Delaware limited liability company. On March 18, 2025, the Company converted into a Delaware corporation named Newton Golf Company, Inc. Pursuant to our Plan of Conversion, on March 18, 2025, all of the outstanding ownership interests in Sacks Parente Golf, Inc., and rights to receive such interest were converted into and exchanged for shares of capital stock of Newton Golf Company, Inc. The Company retroactively reflected the conversion as of the earliest periods presented herein.

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

The Company designs, manufactures, and sells performance golf equipment, including premium golf shafts and putters. The Company’s Newton Motion shaft product line represents a core component of its product strategy.

In April 2022, the Company expanded its manufacturing capabilities by opening a shaft manufacturing facility in St. Joseph, Missouri, to support the production of advanced carbon fiber golf shafts. The Company seeks to manufacture and assemble substantially all of its products in the United States of America where economically feasible, which management believes provides supply chain advantages and greater control over product quality and manufacturing processes.

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

Basis of Presentation

The condensed financial statements as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of June 30, 2026, and the results of its operations for the three and six months ended June 30, 2026 and 2025, and its cash flows for the six months ended June 30, 2026 and 2025. Operating results for the interim periods presented are not necessarily indicative of the results expected for a full fiscal year. The balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements at such date.

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

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, during the six months ended June 30, 2026, the Company incurred a net loss of $4,937,000, used cash in operations of $2,815,000 and had a stockholders’ deficiency of $3,499,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed financial statements being issued. These condensed financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements for the year ended December 31, 2025, included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from this uncertainty.

As of June 30, 2026, the Company had cash and cash equivalents on hand in the amount of $442,000. Management currently expects that its existing cash resources, together with recent financing activities, including the private placement financing completed on August 14, 2026, will only fund operations for a limited period and that additional financing will be required to support ongoing operations.

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

On March 16, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”), pursuant to which the Company agreed to issue, at one or more closings, unsecured promissory notes in an aggregate funded amount of up to $2,000,000 (the “Convertible Notes”) and warrants to purchase shares of the Company’s common stock at an exercise price of $1.75 per share (the “Warrants”), subject to adjustment from time to time. In connection with the initial closing on March 16, 2026, the Company issued a Convertible Note to entities affiliated with a member of the Company’s Board of Directors in the aggregate principal amount of $500,000. During the second quarter of 2026, the Company issued additional Convertible Notes in the aggregate principal amount of $1,750,000 to unrelated third-party investors pursuant to the Purchase Agreement (see Notes 8 and 9).

On July 1, 2026, the Company entered into a Loan and Security Agreement providing for a senior secured revolving credit facility of up to $5.0 million. The facility matures on July 1, 2028 and bears interest at Daily Simple SOFR plus 13%. Borrowings are secured by substantially all of the Company’s assets and are available in minimum advances of $200,000, subject to the terms and conditions of the agreement. The proceeds may be used for working capital, capital expenditures, growth initiatives and other general corporate purposes.

On July 7, 2026, holders of approximately $2.3 million of outstanding convertible promissory notes, including accrued interest, exchanged such indebtedness for Series A Convertible Preferred Stock. Management believes this transaction improved the Company’s balance sheet by reducing outstanding debt obligations and increasing stockholders’ equity.

On August 14, 2026, the Company completed a private placement financing at a purchase price of $1.33 per share for aggregate gross proceeds of approximately $1.0 million and net proceeds of approximately $880,000.

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

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for accounts receivable is established through a provision reducing the carrying value of receivables. At June 30, 2026 and December 31, 2025, management recorded an allowance for credit losses of $69,000, reflecting expectations regarding collectability.

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

At June 30, 2026 and December 31, 2025, management recorded reserves for slow-moving and potentially obsolete inventory of $121,000 and $135,000, respectively.

Warrant Liabilities

The Company accounts for common stock warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the warrants and the guidance provided by the Financial Accounting Standards Board (“FASB”) in Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own stock and whether the holders of the warrants could potentially require net cash settlement in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”). The underlying principle of ASC 606 is to recognize revenue to depict the transfer of goods or services to customers at the amount expected to be collected. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contract(s), which include (1) identifying the contract or agreement with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the period presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Sales Source	Revenue	Revenue	Revenue	Revenue
Online sales	$1,141,000	$1,844,000	$1,998,000	$2,901,000
Distributors and wholesalers	175,000	224,000	309,000	377,000
Net Sales	$1,316,000	$2,068,000	$2,307,000	$3,278,000

The following table presents our net sales by product lines for the period presented:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net Sales by product Line	Revenue	Revenue	Revenue	Revenue
Newton Shafts	$1,305,000	$2,026,000	$2,289,000	$3,201,000
Sacks Parente Putters	11,000	42,000	18,000	77,000
Net Sales	$1,316,000	$2,068,000	$2,307,000	$3,278,000

Loss per Common Share

Basic loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if all dilutive potential common shares had been issued, using the treasury stock method. Potential common shares are excluded from the computation when their effect is anti-dilutive.

For the six months ended June 30, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	June 30, 2026	June 30, 2025
Stock options	64,586	18,442
Restricted Stock Units	1,384,951	-
Warrants from Convertible Note	225,000	-
Series A Warrants	2,300,000	268,333
Series B Warrants	288,834	303,120
Total	4,263,371	589,895

There are currently 16,849 remaining Series B Warrants outstanding that will convert into 288,834 shares of common stock upon the alternative cashless exercise.

Advertising Costs

Third-party advertising costs are expensed as incurred and are included in selling, general and administrative expense. Advertising costs aggregated $698,000 and $1,230,000 for the six months ended June 30, 2026 and 2025, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $696,000 and $425,000 for the six months ended June 30, 2026 and 2025, respectively.

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

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest-bearing cash balances were fully insured as of June 30, 2026 and December 31, 2025.

Accounts Receivable. As of June 30, 2026, two customers accounted for more than 15% and 14% of accounts receivable, respectively. As of December 31, 2025, two customers accounted for more than 19% and 17% of accounts receivable, respectively. As of June 30, 2026 and December 31, 2025, no other customers exceeded 10% of accounts receivable.

Net sales. During the three and six months ended June 30, 2026 and 2025, no customer exceeded 10% of net sales.

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

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost, first in, first out or net realizable value, and net of reserves is comprised of the following:

	June 30, 2026	December 31, 2025
Raw materials, net	$454,000	$424,000
Finished goods, net	73,000	85,000
Inventory reserve	(121,000)	(135,000)
Total inventory, net	$406,000	$374,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	June 30, 2026	December 31, 2025
Machinery and Equipment	$989,000	$920,000
Leasehold Improvements	498,000	399,000
Information technology and software	29,000	28,000
Automobile	-	46,000
Accumulated depreciation	(654,000)	(513,000)
Property and equipment, net	$862,000	$880,000

Depreciation expense is included in cost of goods sold and selling, general and administrative expenses in the accompanying condensed statements of operations. Depreciation expense related to property and equipment was $84,000 and $83,000 for the three months ended June 30, 2026 and 2025, respectively. Depreciation expense related to property and equipment was $163,000 and $140,000 for the six months ended June 30, 2026 and 2025, respectively.

NOTE 5 – SOFTWARE LICENSING OBLIGATION

In October 2023, the Company entered into a software licensing agreement with Oracle America, Inc. (“Oracle”) for its NetSuite Enterprise Resource Planning (ERP) software (“NetSuite”). The Company agreed to license NetSuite for 36 months and utilize Oracle’s professional services to assist in the implementation of NetSuite. The cost of the license fee was $102,000 and professional services were fixed at $34,000, for an aggregate cost of $136,000. Per the payment terms, no payments were due during the first six months, and thirty monthly payments of $4,513 are due from April 1, 2024 through September 1, 2026.

The Company initially recorded the $136,000 cost as a deferred software licensing asset and liability on the accompanying condensed balance sheets. The deferred software licensing asset is being amortized over the license period. The deferred software licensing balance was $25,000 at December 31, 2025. During the three and six months ended June 30, 2026, the Company recorded amortization expense of $8,000 and $17,000, respectively, resulting in a deferred software licensing balance of $8,000 as of June 30, 2026.

During the six months ended June 30, 2026, the Company made payments of $23,000, leaving a software license obligation balance of $14,000 as of June 30, 2026, all of which was due within one year and classified as a current liability. Accordingly, there was no long-term software license obligation outstanding as of June 30, 2026.

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

The Company’s lease liability balance was $84,000 as of December 31, 2025. As of June 30, 2026 our lease liability was $65,000, of which the current portion of lease liability was $42,000, leaving a long-term lease liabilities balance of $23,000.

During the six months ended June 30, 2026 and 2025, lease costs totaled approximately $23,000 and $20,000, respectively.

As of June 30, 2026, the weighted average remaining lease term for operating leases was 1.50 years, and the weighted average discount rate for operating leases was 10.00%.

NOTE 7 – STOCK OPTIONS

Summary of Options

The Company maintains the 2022 Equity Incentive Plan (the “2022 Plan”), which provides for the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, performance units and performance shares to employees, directors and consultants of the Company or any parent or subsidiary of the Company. The purpose of the 2022 Plan is to enable the Company to attract and retain the best available personnel for positions of substantial responsibility, to provide additional incentives to employees, directors and consultants of the Company or any parent or subsidiary of the Company, and to promote the success of the Company’s business.

A summary of stock option activity for the six months ended June 30, 2026 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2025	38,475	$46.96	2.25	$
Granted	30,000	1.35	-	-
Forfeited	(3,888)	68.39	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2026	64,587	$24.48	2.37	$-

Exercisable at June 30, 2026	7,386	$197.62		$-

During the six months ended June 30, 2026, the Company granted stock options to a consultant to purchase 10,000 shares of common stock for services to be rendered. The options have an exercise price of $1.55 per share, and expire in five years, vesting 25% on the grant date, 50% upon playing in 15 official PGA Tour of Champions events with a Newton driver shaft or Gravity putter, and 25% at the conclusion of the 2026 PGA Tour of Champions Schwab Cup Finals. The total fair value of these options at the grant date was approximately $13,000 using the Black-Scholes option pricing model.

During the six months ended June 30, 2025, the Company granted stock options to an employee to purchase 20,000 shares of common stock for services rendered. The options have an average exercise price of $1.25 per share, expire in five years, vesting equally over four years from the employee’s start date. The total fair value of these options at the grant date was approximately $23,000 using the Black-Scholes option pricing model.

The total stock compensation expense recognized related to vesting stock options for the six months ended June 30, 2026 and 2025 amounted to $58,000 and $94,000, respectively. As of June 30, 2025, the total unrecognized stock-based compensation was $70,000, which is expected to be recognized as part of operating expense through April 2030.

As of June 30, 2026, the intrinsic value of the outstanding options under the 2022 Plan was $0.

The fair value of share option award is estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2025	2024
Risk-free interest rate	3.47% - 4.19%	3.95% - 4.45%
Average expected term	5 years	7 years
Expected volatility	125.60% - 152.47%	150.0%
Expected dividend yield	-	-

NOTE 8 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

The Company has the following related party convertible notes payable as of June 30, 2026 and December 31, 2025:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2026	Balance at December 31, 2025
Note 1	March 16, 2026	September 16, 2027	10.0%	$500,000	$500,000	$-
Less: debt discount					(59,000)	-
Net debt payable					$441,000	$-
Less: current					-	-
Long-term debt payable					$441,000	$-

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

In connection with the issuance of this Convertible Note, the Company also issued a five-year Warrant to purchase up to 50,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The Company determined the fair value of the Warrants at the grant date to be approximately $71,000 using the Black-Scholes option pricing model. The net proceeds from the financing were allocated between the Convertible Note and the Warrants on a relative fair value basis. As a result, approximately $61,000 of the net proceeds was allocated to the Warrants and recorded as a debt discount. In addition, the Company incurred $12,000 of issuance costs associated with the financing, which were also recorded as a debt discount. Accordingly, the total debt discount recorded in connection with the Convertible Note was approximately $73,000. The debt discount is being amortized to interest expense over the term of the Convertible Note using the effective interest method.

As of June 30, 2026, the Company amortized $14,000 of the debt discount, the outstanding principal balance of the Convertible Note was $500,000, with an unamortized debt discount of $59,000, resulting in a net carrying value of $441,000.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

The Company has the following convertible notes payable as of June 30, 2026 and December 31, 2025:

Note	Issuance Date	Maturity Date	Interest Rate	Original Borrowing	Balance at March 31, 2026	Balance at December 31, 2025
Note 1	April 7, 2026	October 7, 2027	10.0%	$500,000	$500,000	$-
Note 2	April 9, 2026	October 9, 2027	10.0%	$250,000	$250,000	$-
Note 3	April 9, 2026	October 9, 2027	10.0%	$100,000	$100,000	$-
Note 4	May 1, 2026	November 1, 2027	10.0%	$150,000	$150,000	$-
Note 5	May 20, 2026	November 20, 2027	10.0%	$50,000	$50,000	$-
Note 6	June 3, 2026	December 3, 2027	10.0%	$500,000	$500,000	$-
Note 7	June 26, 2026	December 26, 2027	10.0%	$200,000	$200,000	$-
Less: debt discount					(188,000)	-
Net debt payable					$1,562,000	$-
Less: current					-	-
Long-term debt payable					$1,562,000	$-

On March 16, 2026, the Company entered into a securities purchase agreement, pursuant to which the Company agreed to issue, at one or more closings, unsecured promissory notes in an aggregate funded amount of up to $2,000,000 and warrants to purchase shares of the Company’s common stock at an exercise price of $1.75 per share, subject to adjustment from time to time.

In additional closings on April 7, 2026 and April 9, 2026, the Company issued Convertible Notes to entities unaffiliated with the Company in the aggregate principal amount of $1,750,000 in exchange for $1,712,000 of net proceeds after deducting issuance costs. The Convertible Notes bear interest at a rate of 10% per annum and mature 18 months from the date of issuance. The outstanding principal and accrued interest under the Convertible Note are convertible, at the option of the holder at maturity, into shares of the Company’s common stock at a fixed conversion price of $1.60 per share.

In connection with the issuance of these Convertible Notes, the Company also issued five-year Warrants to purchase up to 175,000 shares of the Company’s common stock at an exercise price of $1.75 per share. The Company determined the fair value of the Warrants at the grant date to be approximately $197,000 using the Black-Scholes option pricing model. The net proceeds from the financing were allocated between the Convertible Note and the Warrants on a relative fair value basis. As a result, approximately $172,000 of the net proceeds was allocated to the Warrants and recorded as a debt discount. In addition, the Company incurred $38,000 of issuance costs associated with the financing, which were also recorded as a debt discount. Accordingly, the total debt discount recorded in connection with the Convertible Notes was approximately $211,000. The debt discount is being amortized to interest expense over the term of the applicable Convertible Note using the effective interest method.

As of June 30, 2026, the Company amortized $23,000 of the debt discount, the outstanding aggregate principal balance of the Convertible Notes was $1,750,000, with an unamortized debt discount of $188,000, resulting in a net carrying value of $1,562,000.

NOTE 10 – WARRANTS

The Company has the following outstanding Warrants as of June 30, 2026, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	-	$-	-	$-
Granted	225,000	1.75	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at June 30, 2026, all vested	225,000	$1.75	4.82	$-

During the six months ended June 30, 2026, the Company issued immediately exercisable Warrants to purchase 225,000 shares of its common stock in connection with a Convertible Note financing (see Note 8 & 9). The Warrants are exercisable at $1.75 per share and expire between March and June 2031.

The Company determined the fair value of the Warrants at the grant date to be approximately $268,000 using the Black-Scholes option pricing model. The net proceeds from the financing were allocated between the Convertible Note and the Warrants on a relative fair value basis. As a result, approximately $234,000 of the net proceeds was allocated to the Warrants and recorded as a debt discount. This amount was recorded as additional paid-in capital, with a corresponding debt discount, which is being amortized to interest expense over the term of the applicable Convertible Note using the effective interest method.

NOTE 11 – WARRANTS CLASSIFIED AS LIABILITY

A summary of warrants classified as a liability for the six months ended June 30, 2026 is as follows:

	Series A Warrant Instruments	Series A Warrant Shares	Exercise Price	Series B Warrants	Exercise Price
Warrants outstanding, December 31, 2025	268,333	268,333	$72.00	16,849	$72.00
Share combination event adjustment	-	2,031,667	(63.60)
Warrants granted	-	-		-
Warrants forfeited	-	-		-
Warrants exercised	-	-		-	-
Warrants outstanding, June 30, 2026	268,333	2,300,000	$8.40	16,849	$72.00

Series A Warrants

The Series A Warrant agreements provide for adjustments to the exercise price and number of shares issuable upon exercise following certain specified events. The Series A Warrant agreements also provide for adjustments to the exercise price and number of shares issuable if the Company issues common stock or common stock equivalents at a price below the then-current exercise price, subject to the applicable Floor Price of $8.40 per share.

After issuance of the Series A Warrants, the Company effected a 1-for-30 reverse stock split. Pursuant to the Series A Warrant agreements, the reverse split resulted in a proportional adjustment to the Series A Warrants, including an increase in the exercise price from $2.40 to $72.00 per share. The Series A Warrant agreements also contain a Share Combination Event Adjustment pursuant to which, following a stock split, reverse stock split, stock dividend, recapitalization or similar transaction, the exercise price is subject to further adjustment based on the lowest volume-weighted average price (“VWAP”) of the Company’s common stock, as defined, following the applicable event, subject to a Floor Price. Upon effectiveness of the Company’s 1-for-30 reverse stock split, the Floor Price was proportionately adjusted to $8.40 per share.

In accordance with the Share Combination Event Adjustment provision, the exercise price of the Series A Warrants was reduced to the Floor Price of $8.40 per share, which proportionately increased the number of shares of common stock issuable upon exercise of the Series A Warrants to approximately 2.3 million shares, such that aggregate potential cash exercise proceeds remained approximately $19.3 million. The exercise price and number of Warrant Shares presented above reflect the Share Combination Event Adjustment.

As of June 30, 2026, no Series A Warrant instruments had been exercised. The fair value of the Series A Warrant liability was approximately $312,000 as of December 31, 2025, and approximately $1,187,000 as of June 30, 2026.

The fair value of the Series A Warrant Liability as of June 30, 2026 was estimated using a trinomial valuation model based on 2.3 million shares underlying the Series A Warrants and the following assumptions: exercise price of $8.40 per Warrant Share, an underlying stock price of $0.84 per share, a remaining contractual term of 1,261 days, expected volatility of 152%, a dividend yield of 0%, and a risk-free interest rate of 4.19%.

Series B Warrants

The Series B Warrants are exercisable at $72.00 per share, subject to adjustment, and expire 30 months from the date of the Warrant Stockholder Approval. The fair value of the Series B Warrants was valued by the Company based on the subsequent settlements of these warrants.

Beginning on the date of the Warrant Stockholder Approval, in lieu of a cash exercise, the holders of the Series B Warrants have the right to elect to receive an aggregate number of shares of common stock equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cash exercise of the Series B Warrants and (y) 2.0. Also, the Series B Warrants provide for a Reverse Split Reset subject to the Floor Price. Additionally, effective on the 11th trading day following the date of the Warrant Stockholder Approval, the exercise price and the number of shares underlying the Series A Warrants and the Series B Warrants (collectively, the “Purchase Warrants”) reset to the then-current lowest VWAP in the period commencing on the first trading day following the date of the Warrant Stockholder Approval and ending at the close of trading on the 10th trading day thereafter. Such reset was subject to the Floor Price. With respect to all of the Purchase Warrants, with the consent of the holder, the Company may adjust the exercise price to such amount and for such time as may be agreed upon. None of the Purchase Warrants were exercisable until the Warrant Stockholder Approval. The Series B Warrants allow an alternative cashless conversion, which is determined by multiplying the number of exercised Series B Warrants by the exercise price and dividing the result by the lesser of the VWAP price or the $8.40 floor. This amount is then doubled to arrive at the final share total.

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

As of June 30, 2026, holders had exercised 251,484 Series B Warrants on an alternative cashless basis, resulting in the issuance of 4,233,238 shares of common stock. No Series B Warrants were exercised during the six months ended June 30, 2026.

As of December 31, 2025, the fair value of the Series B Warrants liability was $433,000. As of June 30, 2026, the fair value of the Series B Warrants liability was $242,000, resulting in the Company recognizing a $191,000 gain from the change in fair value of the warrant liability during the six months ended June 30, 2026.

The fair value of the Series B Warrants as of June 30, 2026 was determined based on the estimated number of shares issuable under the alternative cashless exercise provisions, multiplied by the Company’s closing stock price on June 30, 2026.

Based on the alternative cashless exercise, the Company estimates issuing 288,834 shares of common stock when the remaining 16,849 Series B Warrants are exercised.

The Company’s warrant liabilities are measured at fair value on a recurring basis using Level 3 inputs within the fair value hierarchy. The following table presents changes in the fair value of the Company’s Level 3 warrant liabilities for the six months ended June 30, 2026. Changes in fair value are recognized in “Change in fair value of warrant liabilities” within other income (expense) in the condensed statements of operations.

	Series A	Series B	Total
Balance, December 31, 2025	$312,000	$433,000	$745,000
Change in fair value	875,000	(191,000)	684,000
Warrant exercises	-	-	-
Balance, June 30, 2026	$1,187,000	$242,000	$1,429,000

The change in fair value for the six months ended June 30, 2026 relates to warrant liabilities still held as of June 30, 2026. Significant unobservable inputs used in the fair value measurement of the warrant liabilities include expected volatility. A significant increase (decrease) in expected volatility would result in a significantly higher (lower) fair value measurement.

NOTE 12 – RESTRICTED STOCK UNITS

A summary of RSU activity for the six months ended June 30, 2026 is presented below:

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value
Unvested at December 31, 2025	755,222	$1,164,000	$1.54
Granted	908,062	963,000	1.06
Vested / deemed vested	(199,768)	(221,000)	1.10
Forfeited	(200,000)	(312,000)	1.56
Unvested at June 31, 2026	1,263,516	$1,594,000	$1.26

During the six months ended June 30, 2026, the Company issued 189,357 RSUs to directors for services to be rendered with a fair value of $223,000. The shares were valued based on the market value of the Company’s common stock price on the grant date and will be amortized over their vesting term.

During the six months ended June 30, 2026, the Company issued 256,851 RSUs to officers for services to be rendered with a fair value of $529,000. The shares were valued based on the market value of the Company’s common stock price on the grant date and will be amortized over their vesting term.

During the six months ended June 30, 2026, the Company issued 185,023 RSUs to employees for services to be rendered with a fair value of $191,000. The shares were valued based on the market value of the Company’s common stock price on the grant date and will be amortized over their vesting term.

During the six months ended June 30, 2026, the Company issued 20,000 RSUs to a consultant for services rendered with a fair value of $20,000. The shares were valued based on the market value of the Company’s common stock price on the grant date and expensed on the grant date.

The total fair value of RSUs that vested or were deemed vested during the six months ended June 30, 2026 was $221,000 and recognized as an expense and included in selling, general and administrative expenses.

NOTE 13 – IMMEDIATELY VESTED RESTRICTED STOCK UNITS

During 2025, the Company issued 222,041 RSUs to vendors for services to be rendered with a fair value of $321,000. The shares were valued based on the market value of the Company’s common stock price on the grant date. The issuance was recorded as pre-paid expense in the accompanying condensed balance sheets. The pre-paid expense related to issuances of RSUs was amortized over the service period and charged to selling, general and administrative expense. As of December 31, 2025, $153,000 remained unamortized as a pre-paid expense. During the six months ended June 30, 2026 the Company amortized $153,000 related to the issuance of these RSUs and $0 remained unamortized as a pre-paid expense at June 30, 2026.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

NOTE 15 - REPORTABLE SEGMENT INFORMATION

The Company is organized and operates as one operating and reportable segment. The Company’s revenue comes from customers in the following geographic regions.

The following table presents our net sales by region for the period presented:

	Three Months Ended		Six Months Ended
	June 30,2026	June 30, 2025	June 30, 2026	June 30, 2025
Region
United States	$1,263,000	$2,029,000	$2,240,000	$3,211,000
Japan	28,000	-	28,000	2,000
Canada	12,000	15,000	17,000	29,000
All other regions	13,000	24,000	22,000	36,000
Net Sales	$1,316,000	$2,068,000	$2,307,000	$3,278,000

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Net sales	$1,316,000	$2,068,000	$2,307,000	$3,278,000
Cost of sales	405,000	669,000	768,000	1,027,000
Gross profit	911,000	1,399,000	1,539,000	2,251,000

Less:
Employee compensation and benefits	191,000	218,000	869,000	477,000
Stock-based compensation expense	127,000	42,000	278,000	94,000
Sales and marketing expense	863,000	1,809,000	2,059,000	3,106,000
Other operating expenses	1,270,000	837,000	2,488,000	2,052,000
Total operating expenses	2,451,000	2,906,000	5,694,000	5,729,000
Loss from operations	$(1,540,000)	$(1,507,000)	$(4,155,000)	$(3,478,000)

NOTE 16 – SUBSEQUENT EVENTS

Revolving Line of Credit

On July 1, 2026, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with an unrelated third party providing for a senior secured revolving credit facility with aggregate borrowing capacity of up to $5.0 million. The revolving credit facility matures on July 1, 2028 and bears interest at a rate equal to Daily Simple SOFR plus 13%. Borrowings under the facility are available in minimum advances of $200,000 and are secured by a first-priority security interest in substantially all of the Company’s assets. The Company paid a one-time commitment fee equal to 2.0% of the facility amount upon the effective date of the Loan Agreement. The proceeds of the revolving credit facility may be used for working capital, capital expenditures, growth initiatives and other general corporate purposes.

The Loan Agreement contains customary affirmative and negative covenants, events of default, and reporting requirements for a credit facility of this nature.

Convertible Debt Settlement into Series A Preferred

On July 6, 2026, the Company entered into exchange agreements with certain holders of its outstanding convertible promissory notes pursuant to which approximately $2.3 million, inclusive of accrued interest, of outstanding convertible promissory notes were exchanged for an aggregate of 24,092.61 shares of the Company’s newly designated Series A Convertible Preferred Stock (the “Series A Preferred Stock”). The exchange shares were issued at an implied purchase price of $100.00 per share of Series A Preferred Stock, representing 105% of the outstanding principal and accrued interest exchanged. The exchange was completed pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act of 1933, as amended.

On July 8, 2026, the Company filed a Certificate of Designation establishing the rights, preferences and privileges of the Series A Preferred Stock. The Certificate of Designation authorizes the issuance of up to 50,000 shares of Series A Preferred Stock. The Series A Preferred Stock ranks senior to the Company’s common stock with respect to dividends and liquidation preferences, accrues dividends at a rate of 10% per annum, payable in cash, payment-in-kind, or as accrued unpaid dividends at the Company’s election, and is initially convertible into shares of the Company’s common stock at a conversion price of $1.00 per share, subject to certain anti-dilution adjustments. The Series A Preferred Stock also includes customary protective provisions, beneficial ownership limitations, and registration rights.

Private Placement Financing

On August 14, 2026, the Company completed a private placement financing for aggregate gross proceeds of $1.0 million, at a purchase price of $1.33 per share, pursuant to which the Company issued 751,880 shares of common stock. The Company received net proceeds of approximately $880,000, which are expected to be used for working capital and general corporate purposes.

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

Executive Summary

During the three and six months ended June 30, 2026, several factors influenced the Company’s operations and financial position, including:

● New product introduction. The Company introduced the Fast Motion fairway wood shaft and hybrid shafts at the 2026 PGA Show, which are expected to launch commercially during the fourth quarter of 2026 or the first quarter of 2027.

● Capital raising activities. On March 16, 2026, the Company entered into the Purchase Agreement providing for the issuance, in one or more closings, of Convertible Notes with an aggregate principal amount of up to $2.0 million, together with Warrants to purchase shares of the Company’s common stock at an exercise price of $1.75 per share, subject to adjustment. On May 28, 2026, the Company’s Board of Directors approved an amendment increasing the maximum aggregate principal amount of Convertible Notes available under the Purchase Agreement to $3.0 million.

During the six months ended June 30, 2026, the Company issued an aggregate principal amount of $2.25 million of Convertible Notes pursuant to the Purchase Agreement. The Convertible Notes bear interest at 10% per annum, mature 18 months from issuance, and are convertible, together with accrued interest, into shares of the Company’s common stock at a conversion price of $1.60 per share at maturity. In connection with these issuances, the Company also issued five-year Warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $1.75 per share. Net proceeds from these financings were used for working capital and general corporate purposes (see Notes 8 and 9).

Subsequent to June 30, 2026, the Company entered into a $5.0 million senior secured revolving credit facility, which matures on July 1, 2028 and bears interest at Daily Simple SOFR plus 13%, and completed the exchange of approximately $2.3 million of outstanding Convertible Notes, including accrued interest, for Series A Convertible Preferred Stock. These transactions increased available liquidity, reduced outstanding indebtedness, and increased stockholders’ equity. On August 14, 2026, the Company also completed a private placement financing at a purchase price of $1.33 per share for aggregate gross proceeds of approximately $1.0 million and net proceeds of approximately $880,000.

● Manufacturing transition activities. In conjunction with the manufacturing transition undertaken during the spring of 2026, the Company introduced updated versions of its Fast Motion driver shaft and Motion driver and fairway shafts. The updated products, referred to as the Company’s “2.0” shafts and differentiated by green product logos, incorporate refinements to the Company’s manufacturing techniques, equipment utilization, bend profiles, product specifications and production tolerances.

The 2.0 shafts were designed to provide more consistent performance characteristics, tighter ball-flight dispersion, improved continuity between driver and fairway shaft specifications and a broader fitting profile across different player types. The Company believes these refinements also provide greater manufacturing consistency and tighter production tolerances. The updated shafts have experienced strong initial adoption among professional players using Newton Golf products on various professional tours, including significant conversion from prior-generation shafts to the 2.0 products and recent adoption of the updated Motion fairway wood shaft by multiple players on the PGA TOUR Champions.

As part of this transition, the Company implemented updates to certain shaft manufacturing recipes and related production processes, including recalibration of machining operations, modifications to finishing workflows, changes to paint mixtures, and maintenance activities designed to improve product quality, production consistency, and manufacturing scalability.

The Company also experienced temporary carbon fiber supply constraints, which, together with the manufacturing transition activities, reduced production throughput and delayed the fulfillment of certain customer orders. As a result, the Company temporarily moderated its marketing activities to better align demand with available manufacturing capacity and avoid generating demand beyond its ability to fulfill customer orders on a timely basis.

Subsequent to quarter end, the Company secured additional carbon fiber supply from Toray Japan, while availability from Toray U.S. improved. As manufacturing capacity and raw material availability improved, the Company began selectively resuming marketing initiatives in late July 2026 and increasing production of its updated 2.0 shaft products. Marketing activity remains below historical levels as the Company transitions to a new marketing agency and has not yet fully ramped paid media expenditures.

Marketing Strategy. During the quarter, the Company evaluated its direct-to-consumer strategy and implemented changes intended to improve the efficiency and effectiveness of its customer acquisition efforts. As part of this initiative, the Company engaged a new marketing agency to oversee its direct-to-consumer business, refine the Company’s brand messaging, diversify customer acquisition channels, and broaden awareness of the Company’s proprietary shaft technology among golfers. Sales and marketing expenses decreased approximately $1.0 million during both three and six months ended June 30, 2026 compared with the corresponding prior-year periods, reflecting the Company’s decision to moderate marketing expenditures while manufacturing capacity and raw material availability were constrained.

During the manufacturing transition and periods of constrained raw material availability, the Company intentionally moderated marketing expenditures to align customer demand with available production capacity. With manufacturing throughput improving and additional carbon fiber supply secured, the Company has resumed its marketing initiatives.

Company Overview

We design, manufacture, and sell performance golf equipment, including premium golf shafts and putters, and focus on developing technology-driven golf products intended to enhance player performance.

We sell our products through direct-to-consumer channels, including our websites, as well as through resellers, professional club fitters, distributors, and golf retailers. We currently distribute products primarily in the United States, with additional distribution in international markets including Japan and South Korea.

Management continues to focus on expanding distribution through professional club fitters, retail partners, and international distributors.

Newton Motion Shafts

Products

The Newton Motion™ shaft platform continues to represent the Company’s primary product category and the principal driver of revenue during the six months ended June 30, 2026.

During the second quarter of 2026, the Company introduced updated versions of its Fast Motion driver shaft and Motion driver and fairway shafts. These updated “2.0” products incorporate refinements to shaft design, manufacturing techniques, bend profiles, product specifications and production tolerances, and are differentiated from prior-generation products by green product logos.

The Company also introduced the Fast Motion fairway wood shaft and hybrid shafts at the 2026 PGA Show, which are expected to launch commercially during the fourth quarter 2026 or the first quarter of 2027.

Newton Gravity Putters

The Company also offers a line of putters under the Newton Gravity brand.

Key Factors Affecting Our Performance

Seasonality and General Trends in Golf Participation

Golf equipment sales are generally seasonal, with demand typically increasing during the spring and summer months when golf activity is highest in many regions. As a result, the Company historically experiences stronger sales during the second and third quarters when weather conditions are more favorable for outdoor play. Conversely, sales may be lower during the first and fourth quarters when cold weather in certain regions reduces outdoor golf activity.

Future participation trends and consumer demand remain subject to economic conditions and other factors beyond the Company’s control.

Manufacturing Transition Activities

During the three and six months ended June 30, 2026, the Company implemented updates to certain existing shaft recipes and related production processes, including recalibration of machining operations, modifications to finishing workflows, changes to paint mixtures, and maintenance activities intended to improve product quality, production consistency, and manufacturing scalability. These activities were undertaken in conjunction with the introduction of updated versions of the Company’s Fast Motion driver shaft and Motion driver and fairway shafts. During the same period, the Company also experienced temporary constraints in the availability of carbon fiber, which further limited manufacturing capacity. Collectively, these factors temporarily reduced production throughput and delayed the fulfillment of certain customer orders.

In accordance with the Company’s accounting policies, approximately $704,000 of idle manufacturing costs during the six months ended June 30, 2026 were recognized as period costs and classified within research and development and general and administrative expenses rather than capitalized into inventory or included in cost of sales. Accordingly, these costs increased operating expenses rather than cost of sales.

In response to these manufacturing and supply constraints, the Company intentionally moderated its marketing activities to align customer demand with available production capacity, reduce its order backlog, and avoid generating demand beyond its ability to fulfill customer orders on a timely basis. Subsequent to quarter end, the Company secured additional carbon fiber supply from Toray Japan, while supply availability from Toray U.S. improved. Beginning in late July 2026, as manufacturing capacity and raw material availability improved, the Company began selectively resuming marketing initiatives. Initial results from these activities have been encouraging; however, overall marketing activity remains below historical levels as the Company transitions to a new marketing agency and has not yet fully ramped paid media expenditures. The Company intends to increase marketing activity in a measured manner as production capacity and material availability support higher demand and timely order fulfillment.

Public Company Costs

Since listing our common stock on The Nasdaq Capital Market in August 2023, we have incurred additional expenses associated with operating as a public company. These costs include compliance with SEC reporting requirements, internal control compliance, director and officer liability insurance, board compensation, and increased accounting, legal, and audit fees.

These costs are expected to continue as long as the Company remains a publicly traded company.

Impact of Inflation

Inflation has resulted in moderate increases in the cost of certain raw materials and component parts used in the manufacture of our products. If inflationary pressures persist, our manufacturing costs may increase and could adversely affect gross margins unless we are able to offset these increases through pricing adjustments, cost reductions, or operational efficiencies.

During the three and six months ended June 30, 2026, the Company did not implement any pricing changes in response to inflationary pressures.

Results of Operations

Three Months Ended June 30, 2026 as Compared to the Three Months Ended June 30, 2025

The following is a comparison of our results of operations for the three months ended June 30, 2026 and 2025 (amounts rounded to the nearest thousand):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	Change

Net Sales	$1,316,000	$2,068,000	$(752,000)
Cost of goods sold	405,000	669,000	(264,000)
Gross profit	911,000	1,399,000	(488,000)

Operating expenses:
Selling, general and administrative	2,103,000	2,763,000	(660,000)
Research and development	348,000	143,000	205,000
Total operating expenses	2,451,000	2,906,000	(455,000)

Loss from operations	(1,540,000)	(1,507,000)	(33,000)

Interest (expense) income, net	(43,000)	29,000	(72,000)
Amortization of debt discount	(35,000)	-	(35,000)
Loss on disposal of asset	(16,000)	-	(16,000)
Change in fair value of warrant liabilities	(644,000)	(42,000)	(602,000)
Net Loss	$(2,278,000)	$(1,520,000)	$(758,000)

Net Sales

Our net sales decreased $0.8 million, or 36%, to $1.3 million during the three months ended June 30, 2026, compared to $2.1 million during the three months ended June 30, 2025. The decrease was driven primarily by reduced manufacturing capacity at the Company’s shaft production facility as the Company continued implementing updates to certain existing shaft recipes and related production processes in connection with the introduction of updated versions of its Fast Motion driver shaft and Motion driver and fairway shafts, including recalibration of machining operations, modifications to finishing workflows, changes to paint mixtures, and maintenance activities intended to improve product quality, production consistency, and manufacturing scalability. In addition, temporary constraints in the availability of carbon fiber further limited production capacity during the quarter. Collectively, these factors reduced production throughput and delayed the shipment of certain customer orders.

During the quarter, the Company also moderated marketing expenditures to align customer demand with available manufacturing capacity. Subsequent to quarter end, manufacturing capacity improved following the completion of certain manufacturing transition activities and improved carbon fiber availability.

Cost of goods sold

Cost of goods sold consists primarily of materials, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products.

Cost of goods sold decreased approximately $0.3 million, or 39%, to approximately $0.4 million for the three months ended June 30, 2026, compared to approximately $0.7 million for the three months ended June 30, 2025. The decrease was primarily attributable to lower sales volumes resulting from reduced production throughput during the Company’s manufacturing transition and temporary carbon fiber supply constraints.

Gross margin increased to 69.2% for the three months ended June 30, 2026, compared to 67.6% for the three months ended June 30, 2025. The increase was primarily attributable to a more favorable product and sales channel mix, including a higher proportion of direct-to-consumer sales, partially offset by manufacturing inefficiencies associated with the Company’s ongoing manufacturing transition.

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

Selling, general and administrative expenses decreased approximately $0.7 million to $2.1 million for the three months ended June 30, 2026, compared to $2.8 million for the three months ended June 30, 2025. The decrease was primarily attributable to $1.0 million of lower sales and marketing costs, partially offset by an increase of $0.3 million of manufacturing costs classified as operating expenses due to reduced production throughput and resulting idle capacity, and approximately $0.1 million of increased stock-based compensation expense.

Research and Development Expenses

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs.

Research and development expenses increased $205,000, or 143%, to $348,000 for the three months ended June 30, 2026, compared to $143,000 for the three months ended June 30, 2025. The increase was primarily attributable to approximately $0.1 million of overtime and travel costs associated with the Company’s manufacturing transition, together with approximately $0.1 million of manufacturing labor reclassified to research and development to reflect work performed on product and manufacturing process improvements.

Loss from operations

Loss from operations increased approximately $0.03 million to $1.54 million for the three months ended June 30, 2026, compared to $1.51 million for the three months ended June 30, 2025. The increase was primarily attributable to lower net sales resulting from reduced manufacturing throughput associated with the Company’s manufacturing transition and temporary carbon fiber supply constraints, together with increased operating expenses related to idle manufacturing capacity and higher research and development costs associated with manufacturing process improvements, offset by lower sales and marketing expenses and an improvement in gross margin driven by a more favorable product and sales channel mix.

As discussed above, the Company intentionally moderated its marketing activities to align customer demand with available manufacturing capacity while completing its manufacturing transition and securing additional raw material supply. Subsequent to quarter end, the Company secured additional carbon fiber supply, substantially completed its manufacturing transition activities, improved manufacturing capacity and production throughput, and resumed marketing initiatives under its revised commercial strategy. As a result, the Company believes it is better positioned to reduce customer order backlog, improve order fulfillment, and support future revenue growth.

Interest income (expense), net

Interest expense, net was $43,000 for the three months ended June 30, 2026, compared to interest income, net of $29,000 for the three months ended June 30, 2025. The change was primarily due to lower interest income on cash balances and interest expense incurred on Convertible Notes issued during the first half of 2026.

Amortization of debt discount

Amortization of debt discount was $35,000 for the three months ended June 30, 2026, compared to $0 for the three months ended June 30, 2025, reflecting the amortization of debt discounts related to Convertible Notes issued during the first half of 2026.

Change in Fair Value of Warrant Liability

The Company recognized a non-cash loss of approximately $0.6 million from the change in the fair value of its warrant liabilities. The net loss consisted primarily of an approximately $0.9 million loss resulting from an increase in the fair value of the Series A Warrant liability, partially offset by an approximately $0.2 million gain resulting from a decrease in the fair value of the Series B Warrant liability.

Net loss

Net loss increased approximately $0.8 million to $2.3 million for the three months ended June 30, 2026, compared to $1.5 million for the three months ended June 30, 2025. The increase was primarily attributable to the change in the fair value of warrant liabilities of $0.6 million plus a higher operating loss.

Six Months Ended June 30, 2026 as Compared to the Six Months Ended June 30, 2025

The following is a comparison of our results of operations for the six months ended June 30, 2026 and 2025 (amounts are rounded to the nearest thousand):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	Change

Net Sales	$2,307,000	$3,278,000	$(971,000)
Cost of goods sold	768,000	1,027,000	(259,000)
Gross profit	1,539,000	2,251,000	(712,000)

Operating expenses:
Selling, general and administrative	4,998,000	5,304,000	(306,000)
Research and development	696,000	425,000	271,000
Total operating expenses	5,694,000	5,729,000	(35,000)

Loss from operations	(4,155,000)	(3,478,000)	(677,000)

Interest (expense) income, net	(45,000)	74,000	(119,000)
Amortization of debt discount	(37,000)	-	(37,000)
Loss on disposal of asset	(16,000)	-	(16,000)
Change in fair value of warrant liabilities	(684,000)	1,359,000	(2,043,000)
Net Loss	$(4,937,000)	$(2,045,000)	$(2,892,000)

Net Sales

Net sales decreased approximately $1.0 million, or 30%, to approximately $2.3 million for the six months ended June 30, 2026, compared to $3.2 million for the six months ended June 30, 2025. The decrease was driven primarily by reduced manufacturing capacity at the Company’s shaft production facility as the Company implemented updates to certain existing shaft recipes and related production processes in connection with the introduction of updated versions of its Fast Motion driver shaft and Motion driver and fairway shafts, including recalibration of machining operations, modifications to finishing workflows, changes to paint mixtures, maintenance activities intended to improve product quality, production consistency, and manufacturing scalability, and temporary constraints in the availability of carbon fiber. Collectively, these factors reduced production throughput, delayed the shipment of certain customer orders, and resulted in lower sales during the period.

During the period, the Company also moderated marketing expenditures to align customer demand with available manufacturing capacity. Subsequent to quarter end, manufacturing capacity improved following the completion of certain manufacturing transition activities and the Company’s securing of additional carbon fiber supply. Beginning in late July 2026, the Company began selectively resuming marketing initiatives as production capacity and material availability improved.

Cost of goods sold

Cost of goods sold consists primarily of materials, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products.

Cost of goods sold decreased approximately $0.3 million, or 25%, to approximately $0.8 million for the six months ended June 30, 2026, compared to approximately $1.0 million for the six months ended June 30, 2025. The decrease was primarily attributable to lower sales volumes resulting from reduced production throughput during the Company’s manufacturing transition and temporary carbon fiber supply constraints.

Gross margin was 67% for the six months ended June 30, 2026, compared to 69% for the six months ended June 30, 2025. The decrease was primarily attributable to manufacturing inefficiencies associated with reduced production throughput and idle manufacturing capacity during the Company’s manufacturing transition, partially offset by a more favorable product and sales channel mix, including a higher proportion of direct-to-consumer sales.

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

Selling, general and administrative expenses decreased $0.3 million, or 6%, to $5.0 million for the six months ended June 30, 2026, compared to approximately $5.3 million for the six months ended June 30, 2025. The decrease was primarily attributable to a reduction of approximately $1.0 million in sales and marketing expenses, partially offset by approximately $0.5 million of idle manufacturing costs classified as operating expenses due to reduced production throughput and resulting idle capacity, approximately $0.2 million of increased stock-based compensation expense, and a $0.1 million increase in professional services.

Research and Development Expenses

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs.

Research and development expenses increased $0.3 million, or 64%, to $0.7 million for the six months ended June 30, 2026, compared to $0.4 million for the six months ended June 30, 2025. The increase was primarily attributable to $0.2 million of manufacturing labor reclassified to research and development to reflect work performed on product and manufacturing process improvements.

Loss from operations

Loss from operations increased approximately $0.7 million to $4.2 million for the six months ended June 30, 2026, compared to $3.5 million for the six months ended June 30, 2025.

The increase was primarily attributable to lower net sales resulting from reduced manufacturing throughput associated with the Company’s manufacturing transition and temporary carbon fiber supply constraints, together with increased operating expenses related to idle manufacturing capacity, higher stock-based compensation costs, and increased research and development activities associated with manufacturing process improvements. These factors were partially offset by lower sales and marketing expenses resulting from the Company’s decision to moderate marketing activities while aligning customer demand with available manufacturing capacity.

Interest income (expense), net

Interest expense, net was $45,000 for the six months ended June 30, 2026, compared to interest income, net of $74,000 for the six months ended June 30, 2025. The change was primarily due to lower interest income on cash balances and interest expense incurred on Convertible Notes issued during the first half of 2026.

Amortization of debt discount

Amortization of debt discount was $37,000 for the six months ended June 30, 2026, compared to $0 for the six months ended June 30, 2025, reflecting the amortization of debt discounts related to Convertible Notes issued during the first half of 2026.

Change in Fair Value of Warrant Liability

The Company recognized a non-cash loss of approximately $0.7 million from the change in the fair value of its warrant liabilities for the six months ended June 30, 2026, compared with a non-cash gain of approximately $1.4 million for the six months ended June 30, 2025. The current-period loss primarily consisted of an approximately $0.9 million loss resulting from an increase in the fair value of the Series A Warrant liability, partially offset by an approximately $0.2 million gain resulting from a decrease in the fair value of the Series B Warrant liability. The prior-year period gain consisted of a $1.4 million decrease in the fair value of the Series A Warrants, partially offset by a $0.1 million increase in the fair value of the Series B Warrants.

Net loss

Net loss increased by $2.9 million to $4.9 million for the six months ended June 30, 2026, compared to a $2.0 million net loss for the six months ended June 30, 2025.

The increase was primarily attributable to an unfavorable year-over-year change of approximately $2.0 million in the non-cash fair value of warrant liabilities, reflecting a current-period loss compared with a gain in the prior-year period, as well as a higher loss from operations.

Manufacturing transition activities and temporary carbon fiber supply constraints reduced production throughput during the period, resulting in lower net sales and higher operating costs associated with idle manufacturing capacity.

Liquidity and Capital Resources

The Company’s primary sources of liquidity include existing cash resources and access to external financing. The Company’s primary uses of cash include operating expenses, inventory purchases, manufacturing investments, and marketing initiatives to support growth.

On October 24, 2025, the Company entered into an At-The-Market Sales Offering Agreement (the “ATM Offering Agreement”) with Kingswood Capital Partners, LLC (“Kingswood”), which allows the Company to sell up to $10.0 million of its common stock from time to time pursuant to its effective shelf registration statement on Form S-3. The ATM program provides the Company with a source of potential liquidity, and the Company intends to utilize the program opportunistically, subject to market conditions, trading volume, and capital requirements. As of June 30, 2026, the Company had not sold any shares under the ATM program.

On March 16, 2026, the Company entered into the Purchase Agreement providing for the issuance, in one or more closings, of Convertible Notes with an aggregate principal amount of up to $2.0 million, together with Warrants to purchase shares of the Company’s common stock at an exercise price of $1.75 per share, subject to adjustment. On May 28, 2026, the Company’s Board of Directors approved an amendment increasing the maximum aggregate principal amount available under the Purchase Agreement to $3.0 million.

During the six months ended June 30, 2026, the Company issued an aggregate principal amount of $2.25 million of Convertible Notes pursuant to the Purchase Agreement. The Convertible Notes bear interest at 10% per annum, mature 18 months from issuance, and are convertible, together with accrued interest, into shares of the Company’s common stock at a conversion price of $1.60 per share at maturity. In connection with these issuances, the Company also issued five-year Warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $1.75 per share. Net proceeds from these financings were used for working capital and general corporate purposes (see Notes 8 and 9).

Subsequent to June 30, 2026, the Company entered into a $5.0 million senior secured revolving credit facility, which matures on July 1, 2028 and bears interest at Daily Simple SOFR plus 13%, and completed the exchange of approximately $2.3 million of outstanding Convertible Notes, including accrued interest, for Series A Convertible Preferred Stock. These transactions increased available liquidity, reduced outstanding indebtedness, and increased stockholders’ equity. On August 14, 2026, the Company also completed a private placement financing at a purchase price of $1.33 per share for aggregate gross proceeds of approximately $1.0 million and net proceeds of approximately $880,000.

The Company expects that additional capital will be required to fund operations and execute its growth strategy. Management intends to evaluate financing alternatives, including the ATM program and other potential equity financings, to meet its capital requirements while seeking to manage dilution to existing stockholders. As of August 13, 2026 the Company had drawn $750,000 under the revolving credit facility. The private placement financing completed on August 14, 2026 provided approximately $880,000 of additional net proceeds.

The Company’s future capital requirements will depend on numerous factors, including the pace of revenue growth, if any, manufacturing utilization, inventory requirements, and the level of investment in marketing and operational initiatives. Management may also adjust the timing and level of certain discretionary expenditures based on operating performance and available liquidity.

The Company is also evaluating additional actions to strengthen its balance sheet and stockholders’ equity in connection with maintaining compliance with applicable Nasdaq continued listing requirements.

The following table summarizes our cash flows for the periods indicated (amounts are rounded to the nearest thousand):

	Six Months Ended June 30,
	2026	2025

Net cash provided by (used in):
Operating activities	$(2,815,000)	$(2,777,000)
Investing activities	(169,000)	(291,000)
Financing activities	2,128,000	(577,000)
Net decrease in cash	$(856,000)	$(3,645,000)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2026 was $2.8 million, compared to $2.8 million for the six months ended June 30, 2025. Operating cash outflows during the period included employee-related costs associated with personnel expansion and investments in operational systems intended to support scalability. Operating cash flows were also affected by reduced manufacturing capacity associated with the Company’s manufacturing transition and temporary carbon fiber supply constraints. Cash used in operating activities was partially offset by an approximately $0.8 million increase in accounts payable and accrued liabilities, reflecting the timing of payments to vendors and the accrual of operating expenses.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2026 totaled $0.2 million, primarily related to purchases of property and equipment supporting the Company’s manufacturing operations.

Net cash used in investing activities for the six months ended June 30, 2025 totaled $0.3 million, also related primarily to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2026 was $2.1 million, compared to net cash used in financing activities of $0.6 million for the six months ended June 30, 2025.

Financing activities during the six months ended June 30, 2026 primarily reflected approximately $2.2 million of net proceeds from the issuance of Convertible Notes.

Management believes that the revolving credit facility entered into subsequent to quarter end, the Convertible Note exchange and the Company’s existing ATM program, provide additional financial flexibility while the Company continues to pursue revenue growth and evaluate additional capital raising opportunities.

Nasdaq Continued Listing Requirements

On April 6, 2026, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain a minimum of $2.5 million in stockholders’ equity.

The notice had no immediate effect on the listing of the Company’s common stock on Nasdaq.

The Company submitted a plan to regain compliance prior to the May 21, 2026 deadline. As of the date of this filing, the Company has not received a response from Nasdaq regarding its compliance plan. If Nasdaq accepts the plan, it may grant the Company up to 180 calendar days from the date of the notice to regain compliance with the continued listing requirement.

Since submitting its compliance plan, the Company has completed several initiatives intended to strengthen its balance sheet, including entering into a $5.0 million senior secured revolving credit facility and exchanging approximately $2.3 million of outstanding Convertible Notes, including accrued interest, for Series A Convertible Preferred Stock. These transactions increased available liquidity, reduced outstanding indebtedness, and increased stockholders’ equity. The Company continues to evaluate additional actions to strengthen its balance sheet and regain compliance while seeking to minimize dilution to existing stockholders.

There can be no assurance that Nasdaq will accept the Company’s compliance plan or that the Company will regain compliance within any extension period that may be granted. Although management believes the actions taken subsequent to quarter end improve the Company’s ability to address the Nasdaq continued listing requirements, additional financing will be required to support ongoing operations, as discussed below under “Going Concern.”

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the six months ended June 30, 2026, the Company incurred a net loss of $4.9 million, used $2.8 million of cash in operating activities, and had a stockholders’ deficiency of $3.5 million. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed financial statements are issued. In addition, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s financial statements for the year ended December 31, 2025, expressing substantial doubt about the Company’s ability to continue as a going concern.

At June 30, 2026, the Company had approximately $0.4 million of cash and cash equivalents. The Company also has an existing ATM program, which provides an additional potential source of liquidity, although the amount of capital that may be raised under the program will depend on market conditions, trading volume, and investor demand. Management currently expects that its existing cash resources, together with recent financing activities, the ATM program, if utilized, and other potential financing alternatives, will provide additional sources of liquidity; however, management expects that additional financing will be required to support ongoing operations.

Subsequent to June 30, 2026, the Company entered into a $5.0 million senior secured revolving credit facility, which matures on July 1, 2028 and bears interest at Daily Simple SOFR plus 13%. In addition, holders of approximately $2.3 million of outstanding Convertible Notes, including accrued interest, exchanged such indebtedness for Series A Convertible Preferred Stock, reducing outstanding indebtedness and increasing stockholders’ equity. On August 14, 2026, the Company also completed a private placement financing at a purchase price of $1.33 per share for aggregate gross proceeds of approximately $1.0 million and net proceeds of approximately $880,000.

The Company’s ability to continue as a going concern remains dependent upon its ability to obtain additional debt or equity financing and achieve improved operating performance. While management believes the actions taken subsequent to June 30, 2026, including establishing the revolving credit facility, the exchange of Convertible Notes for preferred equity, the completion of the private placement financing, and the continued availability of the Company’s ATM program, have improved the Company’s liquidity and capital structure, there can be no assurance that additional financing will be available on acceptable terms, or at all. Any additional financing may contain restrictive covenants, require the issuance of additional equity securities, or otherwise result in dilution to existing stockholders. Accordingly, substantial doubt remains about the Company’s ability to continue as a going concern.

Inflation and Supply Chain

The Company’s manufacturing operations utilize raw materials such as carbon fiber, metals, coatings, and other specialized components. Inflationary pressures have continued to affect the cost of certain raw materials, freight, and labor; however, the Company has sought to mitigate these impacts through supplier diversification, operational efficiencies, and product pricing strategies.

During the six months ended June 30, 2026, the Company experienced temporary constraints in the availability of carbon fiber, which, together with ongoing manufacturing process improvements, reduced production throughput and delayed the shipment of certain customer orders. Subsequent to quarter end, the Company secured additional carbon fiber supply and believes these constraints have been substantially alleviated.

Because the Company manufactures a significant portion of its shaft products domestically at its facility in St. Joseph, Missouri, management believes the Company benefits from greater operational control and reduced exposure to certain international supply chain disruptions and tariffs compared to companies that rely more heavily on overseas manufacturing.

At present, inflation has not had a material adverse effect on the Company’s financial condition or results of operations. However, sustained increases in raw material, freight, or labor costs, or future disruptions in the availability of key manufacturing inputs, could adversely affect the Company’s cost structure, production capacity, and operating margins in future periods.

Off-Balance Sheet Arrangements

At June 30, 2026 and December 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our discussion and analysis of our results of operations, financial condition, and liquidity are based upon our financial statements, which have been prepared and audited in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these condensed financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, stockholders’ equity (deficiency), revenues, and expenses, as well as the related disclosures of contingent assets and liabilities.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of June 30, 2026.

Based on that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2026 to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

This conclusion is consistent with management’s assessment as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company receives claims and demand letters arising in the ordinary course of business, including employment-related matters. Certain former employees have asserted pre-litigation claims against the Company, and one former employee has filed an administrative charge with the Equal Employment Opportunity Commission. No civil litigation has been filed with respect to these matters. The Company intends to vigorously defend these claims and has recorded an accrual for estimated losses where appropriate. Management does not believe that the ultimate resolution of these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On March 16, 2026, the Company entered into a securities purchase agreement, as subsequently amended, pursuant to which the Company agreed to issue, at one or more closings, unsecured convertible promissory notes in an aggregate funded amount of up to $3.0 million and warrants to purchase shares of the Company’s common stock. During the six months ended June 30, 2026, the Company issued Convertible Notes in the aggregate principal amount of $2.25 million, consisting of $500,000 issued to entities affiliated with a member of the Company’s Board of Directors and $1.75 million issued to unaffiliated investors. The Convertible Notes bear interest at 10% per annum, mature 18 months from their respective dates of issuance, and are convertible, at the option of the holders at maturity, together with accrued interest, into shares of the Company’s common stock at a fixed conversion price of $1.60 per share. In connection with the issuance of the Convertible Notes, the Company issued five-year Warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $1.75 per share, subject to adjustment in accordance with their terms. The Company received aggregate net proceeds of approximately $2.2 million from the issuances after deducting issuance costs.

During the six months ended June 30, 2026, the Company granted 20,000 restricted stock units to a consultant in consideration for services rendered. The restricted stock units had an aggregate grant-date fair value of approximately $20,000, based on the market price of the Company’s common stock on the grant date, which was recognized as stock-based compensation expense upon grant.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules).

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description

3.1	Certificate of Incorporation (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

3.2	Amended and Restated Bylaws (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2025).

4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 9, 2026).

4.2	Form of Warrant (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed on March 18, 2026).

4.3	Form of Convertible Note (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K filed on March 18, 2026).

10.1	Form of Purchase Agreement, initially entered into on June 3, 2026. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2026).

10.2	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTON GOLF COMPANY, INC.

Date: August 14, 2026	By:	/s/ Akinobu Yorihiro
Akinobu Yorihiro Interim Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer, Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

