Form 10-Q
period 2026-09-30
Newton Golf Company, Inc.
filed 2026-11-12
CIK 1934245

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

There was a total of 10,175,469 shares of Common Stock outstanding as of November 9, 2026

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS AND INFORMATION

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. These forward-looking statements are not historical facts but rather are plans and predictions based on current expectations, estimates, and projections about our industry, our beliefs, and assumptions.

We use words such as “may,” “will,” “could,” “should,” “anticipate,” “expect,” “intend,” “project,” “plan,” “believe,” “seek,” “assume,” and similar terms to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, difficult to predict, and could cause actual results to differ materially from those expressed or implied. You should not place undue reliance on these forward-looking statements, which are based on information currently available to us and speak only as of the date they are made. Our actual results, performance, or achievements may differ materially and adversely from those expressed or implied by these statements. Except as required by law, we undertake no obligation to publicly update any forward-looking statement as a result of new information, future events, or otherwise. Factors that could materially affect these statements include, among others: (i) our ability to continue as a going concern, (ii) our ability to regain and maintain compliance with Nasdaq continued listing requirements, (iii) our ability to raise additional funds through public or private debt or equity financings, (iv) the development and protection of our brands and intellectual property, (v) our need to raise capital to meet business requirements, (vi) significant fluctuations in marketing expenses, (vii) our ability to generate and expand revenue or recognize net income from product sales, (viii) management’s ability to attract and retain qualified personnel needed to develop and commercialize planned products, (ix) the impact of geopolitical risks, including tariffs, on our business, suppliers, consumers, customers, employees, and the broader economy, and (x) other information described from time to time in the Company’s filings with the United States Securities and Exchange Commission (“SEC”), including but not limited to those set forth under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report. Please consider our forward-looking statements in light of these risks when reading this Quarterly Report.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

NEWTON GOLF COMPANY, INC.

CONDENSED BALANCE SHEETS

(Amounts rounded to nearest thousand, except share and per share amounts)

	September 30, 2026	December 31, 2025
	(Unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$513,000	$1,298,000
Accounts receivable, net	255,000	102,000
Inventory, net of reserve for obsolescence of $60,000 and $135,000, respectively	780,000	374,000
Prepaid expenses and other current assets	601,000	413,000
Total Current Assets	2,149,000	2,187,000

Property and equipment, net	780,000	880,000
Right-of-use asset, net	55,000	84,000
Software licensing agreement, net	-	25,000
Deferred financing costs	144,000	-
Deferred offering costs	189,000	123,000
Mineral property option	1,474,000	-
Total Assets	$4,791,000	$3,299,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$1,942,000	$1,428,000
Customer deposits	3,000	75,000
Lease liability, current	43,000	40,000
Software licensing obligation, current	-	41,000
Note payable – mineral property option	83,000	-
Warrant liability	488,000	745,000
Total Current Liabilities	2,559,000	2,329,000

Lease obligations – noncurrent	12,000	44,000
Line of credit – noncurrent	1,000,000	-
Notes payable – mineral rights	82,000	-
Total Liabilities	3,653,000	2,373,000

Commitments and Contingencies

Stockholders’ Equity:
Series A Preferred Stock $.01 par value, 5,000,000 shares authorized, 24,093 and 0 shares issued and outstanding, respectively	2,144,000	-
Common stock, $.01 par value, 45,000,000 shares authorized, 7,651,166 and 4,592,063 shares issued and outstanding	77,000	45,000
Additional paid-in-capital	33,182,000	28,970,000
Accumulated deficit	(34,265,000)	(28,089,000)
Total Stockholders’ Equity	1,138,000	926,000

Total Liabilities and Stockholders’ Equity	$4,791,000	$3,299,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Nine months ended September 30, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousand, except share and per share amounts)

	Three Months Ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025

Net sales	$1,368,000	$2,582,000	$3,675,000	$5,860,000
Cost of goods sold	548,000	848,000	1,316,000	1,875,000
Gross profit	820,000	1,734,000	2,359,000	3,985,000

Operating expenses
Selling, general and administrative expenses	1,954,000	3,056,000	6,952,000	8,360,000
Research and development	198,000	182,000	894,000	607,000
Total operating expenses	2,152,000	3,238,000	7,846,000	8,967,000

Loss from operations	(1,332,000)	(1,504,000)	(5,487,000)	(4,982,000)

Interest (expense) income, net	(93,000)	20,000	(138,000)	94,000
Amortization of debt discount	-	-	(37,000)	-
Amortization of deferred financing costs	(20,000)	-	(20,000)	-
Loss on extinguishment of debt	(96,000)	-	(96,000)	-
Loss on disposal of asset	-	-	(16,000)	-
Change in fair value of warrant liabilities	302,000	(96,000)	(382,000)	1,263,000
Net loss	$(1,239,000)	$(1,580,000)	$(6,176,000)	$(3,625,000)

Loss per share – basic and diluted	$(0.23)	$(0.34)	$(1.27)	$(1.07)

Weighted average number of shares outstanding – basic and diluted	5,378,240	4,602,070	4,860,030	3,395,389

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Three and Nine months ended September 30, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousand, except share amounts)

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, June 30, 2026	-	$-	4,670,396	$47,000	$29,480,000	$(33,026,000)	$(3,499,000)
Vesting of stock options	-	-	-	-	14,000	-	14,000
Vesting of restricted stock units	-	-	-	-	171,000	-	171,000
Warrant issuance	-	-	-	-	1,000	-	1,000
Shares issued for deferred consulting costs	-	-	360,000	4,000	396,000	-	400,000
Shares issued for mineral property option	-	-	1,135,891	11,000	1,290,000	-	1,301,000
Private placement	-	-	966,957	10,000	1,186,000	-	1,196,000
Series A warrant settlement	-	-	232,202	2,000	270,000	-	272,000
Series B warrant exercise	-	-	285,720	3,000	374,000	-	377,000
Conversion of convertible debt into series A preferred stock	24,093	2,144,000	-	-	-	-	2,144,000
Net Loss	-	-	-	-	-	(1,239,000)	(1,239,000)
Balance, September 30, 2026 (Unaudited)	24,093	$2,144,000	7,651,166	$77,000	$33,182,000	$(34,265,000)	$1,138,000

	Preferred Stock		Common Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2025	-	$-	4,592,063	$45,000	$28,970,000	$(28,089,000)	$926,000
Vesting of stock options	-	-	-	-	72,000	-	72,000
Vesting of restricted stock units	-	-	78,333	2,000	390,000	-	392,000
Fair value warrants issued with convertible notes payable	-	-	-	-	234,000	-	234,000
Shares issued for deferred consulting costs	-	-	360,000	4,000	396,000	-	400,000
Shares issued for mineral property option	-	-	1,135,891	11,000	1,290,000	-	1,301,000
Private placement	-	-	966,957	10,000	1,186,000	-	1,196,000
Series A warrant settlement	-	-	232,202	2,000	270,000	-	272,000
Series B warrant exercise	-	-	285,720	3,000	374,000	-	377,000
Conversion of convertible debt into series A preferred stock	24,093	2,144,000	-	-	-	-	2,144,000
Net Loss	-	-	-	-	-	(6,176,000)	(6,176,000)
Balance, September 30, 2026 (Unaudited)	24,093	$2,144,000	7,651,166	$77,000	$33,182,000	$(34,265,000)	$1,138,000

	Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, June 30, 2025	4,516,136	$45,000	200,400	$(500,000)	$28,949,000	$(24,114,000)	$4,380,000
Vesting of stock options and restricted stock units	120,000	1,000	-	-	234,000	-	235,000
Exercise of warrants	14,286	-	-	-	20,000	-	20,000
Net Loss	-	-	-		-	(1,580,000)	(1,580,000)
Balance, September 30, 2025 (Unaudited)	4,650,422	$46,000	200,400	$(500,000)	$29,203,000	$(25,694,000)	$3,055,000

	Common Stock		Treasury Stock		Additional Paid In	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficiency)
Balance, December 31, 2024	297,184	$3,000	-	$-	$16,879,000	$(22,069,000)	$(5,187,000)
Vesting of stock options and restricted stock units	120,000	1,000	-	-	328,000	-	329,000
Series A and B over-allotment and offering costs	-	-	-	-	(49,000)	-	(49,000)
Exercise of warrants	4,163,774	42,000	-	-	12,045,000	-	12,087,000
DTCC reverse split fractional rounding	69,464	-	-	-	-	-	-
Stock repurchase	-	-	200,400	(500,000)	-	-	(500,000)
Net Loss	-	-	-	-	-	(3,625,000)	(3,625,000)
Balance, September 30, 2025 (Unaudited)	4,650,422	$46,000	200,400	$(500,000)	$29,203,000	$(25,694,000)	$3,055,000

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

CONDENSED STATEMENTS OF CASH FLOWS

For the Nine months ended September 30, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousand)

	Nine months ended September 30,
	2026	2025

Cash Flows from Operating Activities
Net Loss	$(6,176,000)	$(3,625,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	248,000	224,000
Amortization of deferred software licensing agreement	25,000	25,000
Amortization of pre-paid consulting	169,000	-
Amortization of debt discount	37,000	-
Amortization of deferred financing costs	20,000	-
Bad debt (recovery) expense	(17,000)	38,000
Change in reserve for inventory obsolescence	(75,000)	86,000
Loss on disposal of asset	16,000	-
Loss on extinguishment of debt	96,000	-
Change in fair value of warrants loss (gain)	382,000	(1,263,000)
Changes in ROU asset	29,000	34,000
Stock based compensation - expense	464,000	329,000

Changes in operating assets and liabilities
Accounts receivable	(136,000)	(8,000)
Inventory	(331,000)	(346,000)
Prepaids and other current assets	43,000	(114,000)
Accounts payable and accrued expenses	577,000	551,000
Lease liability	(29,000)	(34,000)
Customer deposits	(72,000)	2,000
Net cash used in operating activities	(4,730,000)	(4,101,000)

Cash Flows from Investing Activities
Purchase of property and equipment	(172,000)	(384,000)
Purchase of mineral property option	(8,000)	-
Net cash used in investing activities	(180,000)	(384,000)

Cash Flows from Financing Activities
Sale of common stock	1,196,000	-
Convertible debt, net	2,200,000	-
Revolving line of credit	836,000	-
Software licensing obligation	(41,000)	(32,000)
Offering costs	(66,000)	(35,000)
Repurchase of common stock	-	(500,000)
Proceeds from over-allotment, net	-	(49,000)
Net cash provided by (used in) financing activities	4,125,000	(616,000)

Net decrease in cash	(785,000)	(5,101,000)
Cash and cash equivalents beginning of period	1,298,000	7,650,000
Cash and cash equivalents end of period	$513,000	$2,549,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Exercise of cashless warrants	$377,000	$12,067,000
Fair value of warrants accounted as debt discount	$234,000	$-
Recognition of Right of Use Asset and lease obligations	$-	$106,000
Exchange of convertible debt into series A preferred stock	$2,144,000	$-
Mineral property option	$1,466,000	$-
Extinguishment of series A warrants	$272,000	$-

The accompanying notes are an integral part of these condensed financial statements.

NEWTON GOLF COMPANY, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Three and Nine months ended September 30, 2026 and 2025

(Unaudited)

(Amounts rounded to nearest thousands, except share and per share amounts)

NOTE 1 – OPERATIONS AND LIQUIDITY

Newton Golf Company, Inc. (“we,” or the “Company”) was formed in 2018 as Sacks Parente Golf, LLC., a Delaware limited liability company. The Company designs, manufactures, and sells performance golf equipment, including premium golf shafts and putters. The Company’s Newton Motion shaft product line represents a core component of its product strategy.

On March 18, 2022, the Company converted into a Delaware corporation named Sacks Parente Golf, Inc. Pursuant to our Plan of Conversion, on March 18, 2022, all of the outstanding ownership interests in Sacks Parente Golf, LLC., and rights to receive such interest were converted into and exchanged for shares of capital stock of Sacks Parente Golf, Inc. The Company retroactively reflected the conversion as of the earliest periods presented herein.

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

Basis of Presentation

The condensed financial statements as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, are unaudited. In the opinion of management of the Company, all adjustments, including normal recurring accruals, have been made that are necessary to present fairly the financial position of the Company as of September 30, 2026, and the results of its operations for the three and nine months ended September 30, 2026 and 2025, and its cash flows for the nine months ended September 30, 2026 and 2025. Operating results for the interim periods presented are not necessarily indicative of the results expected for a full fiscal year. The balance sheet as of December 31, 2025 has been derived from the Company’s audited financial statements at such date.

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

Going Concern and Liquidity

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, during the nine months ended September 30, 2026, the Company incurred a net loss of $6,176,000 and used cash in operations of $4,730,000. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of the condensed financial statements being issued. These condensed financial statements do not include adjustments relating to the recoverability and classification of reported asset amounts or the amount and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

In addition, the Company’s independent registered public accounting firm, in its report on the Company’s financial statements for the year ended December 31, 2025, included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. These condensed financial statements do not include any adjustments that might result from this uncertainty.

As of September 30, 2026, the Company had cash and cash equivalents on hand in the amount of $513,000.

Subsequent to September 30, 2026, the Company received net proceeds of approximately $1.4 million from sales under its ATM program and approximately $1.2 million from private placement financings. The Company also received gross proceeds of $500,000 from an issuance of Series A Preferred Stock. On November 6, 2026, the Company converted $1.0 million of borrowings under the revolving line of credit into common and preferred stock, with a 5% premium as an inducement to convert. The conversion reduced outstanding indebtedness and increased stockholders’ equity but did not provide additional cash proceeds (see Note 21). However, management expects that its existing cash resources and completed financing activities will fund operations for only a limited period from the date the accompanying condensed financial statements are issued. Accordingly, additional financing will be required to support ongoing operations, and management intends to continue evaluating financing alternatives, including potential equity financings and use of the at-the-market (“ATM”) program. There can be no assurance that additional financing will be available on acceptable terms, or at all. Any additional financing may contain restrictive covenants, require the issuance of additional equity securities and dilute existing stockholders, or otherwise adversely affect the Company. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional debt or equity financing and achieve improved operating performance.

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

On March 4, 2025, the Company filed a Certificate of Amendment to amend its Certificate of Incorporation with the Secretary of State of Delaware to effect a reverse stock split of the Company’s common stock at a ratio of 1-for-30 shares (the “Second Reverse Stock Split” and together with the First Reverse Stock Split, the “Reverse Stock Splits”). The Second Reverse Stock Split became effective as of 12:01 a.m. Eastern Time on March 18, 2025 and the Company’s common stock began trading on The Nasdaq Capital Market on a post-split basis under its existing trading symbol. As a result of the Second Reverse Stock Split, every 30 shares of common stock were automatically combined into one share of common stock. The authorized number of shares of common stock was not affected by the Second Reverse Stock Split. No fractional shares were issued in connection with the Second Reverse Stock Split, as all fractional shares were rounded up to the next whole share.

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

Accounts Receivable

Accounts receivable are generally recorded at the invoiced amounts net of an allowance for expected losses. The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding. The allowance for current estimated credit losses is established through a provision reducing the carrying value of receivables. At September 30, 2026 and December 31, 2025, management recorded an allowance for credit losses of $52,000 and $69,000, respectively, reflecting expectations regarding collectability.

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

At September 30, 2026 and December 31, 2025, management recorded reserves for slow-moving and potentially obsolete inventory of $60,000 and $135,000, respectively.

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

The following table presents our net sales by revenue source, and the period-over-period percentage change, for the periods presented:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Sales Source	Revenue	Revenue	Revenue	Revenue
Online sales	$1,131,000	$2,373,000	$3,143,000	$5,280,000
Distributors and wholesalers	237,000	209,000	532,000	580,000
Net Sales	$1,368,000	$2,582,000	$3,675,000	$5,860,000

The following table presents our net sales by product lines for the period presented:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net Sales by product Line	Revenue	Revenue	Revenue	Revenue
Newton Shafts	$1,362,000	$2,553,000	$3,648,000	$5,754,000
Sacks Parente Putters	6,000	29,000	27,000	106,000
Net Sales	$1,368,000	$2,582,000	$3,675,000	$5,860,000

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

For the three and nine months ended September 30, 2026 and 2025, the calculations of basic and diluted loss per share are the same because potential dilutive securities would have had an anti-dilutive effect. The potentially dilutive securities consisted of the following:

	September 30, 2026	September 30, 2025
Stock options	64,587	18,442
Restricted Stock Units	1,384,951	-
Warrants from Convertible Note	225,000	-
Series A Warrants	1,550,001	268,333
Series B Warrants	3,120	288,834
Total	3,227,659	575,609

Restricted Stock Units (“RSU”) includes 237,520 RSU shares that have been deemed vested for accounting or financial reporting purposes but have not yet been formally issued to the recipients by the Company, pending satisfaction of the applicable vesting and issuance conditions.

There are currently 182 remaining Series B Warrants outstanding that will convert into 3,120 shares of common stock upon the alternative cashless exercise.

Advertising Costs

Third-party advertising costs are expensed as incurred and are included in selling, general and administrative expenses. Advertising costs aggregated $1,032,000 and $2,039,000 for the nine months ended September 30, 2026 and 2025, respectively.

Research and Development

Research and development expenses consist primarily of personnel costs, prototype expenses, and consulting services associated with research and development equipment. Research and development costs are expensed as incurred. Research and development costs were $894,000 and $607,000 for the nine months ended September 30, 2026 and 2025, respectively.

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

The following table present’s the Company’s assets and liabilities measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2026:

September 30, 2026 (Unaudited)	Level 1	Level 2	Level 3	Total
Assets:
Mineral property option	$-	$-	$1,474,000	$1,474,000

Liabilities
Warrant liability	$-	$-	$488,000	$488,000

Concentrations of Risk

Cash Balances. The Company’s cash balances on deposits with banks are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, however, the Company may be exposed to risk for the amounts of funds held in bank accounts in excess of the FDIC limit. To minimize the risk, the Company’s policy is to maintain cash balances with high quality financial institutions. All of the non-interest-bearing cash balances were fully insured as of September 30, 2026 and December 31, 2025.

Accounts Receivable. As of September 30, 2026, one customer accounted for more than 38% of accounts receivable. As of December 31, 2025, two customers accounted for more than 19% and 17% of accounts receivable, respectively. As of September 30, 2026 and December 31, 2025, no other customers exceeded 10% of accounts receivable.

Net sales. During the three and nine months ended September 30, 2026 and 2025, no customer exceeded 10% of net sales.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion. Under the amendments, a settlement is accounted for as an induced conversion only if the inducement offer provides, at a minimum, the form and amount of consideration issuable under the instrument’s original conversion terms. The amendments also apply to convertible debt instruments that are not currently convertible, provided they had a substantive conversion feature at issuance. The Company adopted this ASU on January 1, 2026.

On July 6, 2026, the Company exchanged all of its outstanding convertible notes payable and related accrued interest for shares of Series A Convertible Preferred Stock (see Note 17). Because the holders received preferred stock rather than the common stock issuable under the convertible notes’ original conversion terms, the exchange did not meet the criteria for an induced conversion under ASU 2024-04 and was accounted for as a debt extinguishment. The Company recognized a loss on extinguishment of $87,000 for the convertible notes held by related and unrelated parties.

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

NOTE 3 – INVENTORY

Inventory is valued at the lower of cost, first in, first out or net realizable value, and net of reserves is comprised of the following:

	September 30, 2026	December 31, 2025
Raw materials	$726,000	$424,000
Finished goods	114,000	85,000
Inventory reserve	(60,000)	(135,000)
Total	$780,000	$374,000

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment are comprised of the following:

	September 30, 2026	December 31, 2025
Machinery and Equipment	$992,000	$920,000
Leasehold Improvements	498,000	399,000
Information technology and software	29,000	28,000
Automobile	-	46,000
Total	1,519,000	1,393,000
Accumulated depreciation	(739,000)	(513,000)
Property and equipment, net	$780,000	$880,000

Depreciation expense is included in cost of goods sold and selling, general and administrative expenses in the accompanying condensed statements of operations. Depreciation expense related to property and equipment was $86,000 and $83,000 for the three months ended September 30, 2026 and 2025, respectively. Depreciation expense related to property and equipment was $248,000 and $224,000 for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, the Company disposed of an asset with a net book value of $24,000, which resulted in a loss on disposal of $16,000.

NOTE 5 – MINERAL PROPERTY OPTION

On September 23, 2026, the Company entered into an Assignment and Assumption Agreement with Spartan Crest Capital Corp. (“Spartan Crest”) and Cannon Bridge Mining Services (“Cannon Bridge”), pursuant to which Spartan Crest irrevocably assigned to the Company all of its rights and obligations under that certain Option Agreement, dated as of August 1, 2026, between Cannon Bridge and Spartan Crest (the “Option Agreement”), including the exclusive option to acquire a 100% ownership interest in the Pole Canyon Project, consisting of 16 unpatented lode mining claims (MW 1 through MW 16) totaling 330 acres, located in White Pine County, Nevada. As of September 30, 2026, the option had not been exercised, and title of the claims had not transferred to the Company.

In exchange for the Option Agreement assignment, the Company issued 1,135,891 shares of common stock to Spartan Crest’s designees. The shares had an aggregate fair value of $1,301,000, based on the closing price of the Company’s common stock on the date of issuance. The Company also capitalized $8,000 of legal costs directly related to the acquisition.

The Company assumed $165,000 of remaining cash option payments under the Option Agreement and recognized that amount as a liability. The cash payments are payable in installments over 24 months from the date of the Option Agreement (see Note 6). Upon payment of the remaining cash amounts and delivery of the required share consideration, Cannon Bridge will convey 100% of its rights, title and interest in the claims to the Company, subject to a 2.0% net smelter return royalty on minerals and mineral products produced and sold from the property. Accordingly, the Company recorded the mineral property option at a total cost of $1,474,000, which was accounted for as an asset acquisition pursuant to current accounting guidance.

NOTE 6 – NOTE PAYABLE - MINERAL PROPERTY OPTION

On September 23, 2026, in connection with the assignment of the Option Agreement, the Company assumed $165,000 of remaining cash payment obligations to Cannon Bridge. The obligation is payable in eight quarterly installments of approximately $21,000 each under the payment schedule in the Option Agreement.

As of September 30, 2026, the outstanding balance was $165,000, of which $83,000 was current and $82,000 was noncurrent, based on the contractual installment schedule. The Option Agreement permits Cannon Bridge to terminate upon a payment default that is not cured within the specified period.

NOTE 7 – LINE OF CREDIT

On July 1, 2026, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with an unrelated third party, providing for a senior secured revolving line of credit of up to $5,000,000. The Company borrowed $750,000 on July 7, 2026 and an additional $250,000 on July 30, 2026. The Company received net proceeds of $836,000 after deducting $164,000 of financing fees. The Company capitalized the fees as deferred financing costs and will amortize them over the term of the revolving line of credit. Borrowings bear interest at Daily Simple SOFR plus 13% per annum. Interest is payable semiannually in arrears on the last business day of June and December. The outstanding principal and accrued interest are due at maturity on July 1, 2028. Upon an event of default, the interest rate increases to 22% per annum, or the maximum rate permitted by law, if lower. The Company’s obligations are secured by a first-priority security interest in substantially all of its assets, subject to customary exceptions. The agreement also contains affirmative and negative covenants and customary events of default.

As of September 30, 2026, the outstanding principal balance was $1,000,000, leaving up to $4,000,000 available, subject to the terms of the agreement. As of September 30, 2026, accrued interest was $22,000 and the Company recognized $20,000 of amortization expense and had unamortized deferred financing costs of $144,000. On November 6, 2026, the Company entered into an exchange agreement with the lender, pursuant to which $1,000,000 of principal under the line of credit was exchanged for an aggregate of 211,693 shares of common stock and 7,875 shares of Series A Preferred Stock (see Note 21).

NOTE 8 – SOFTWARE LICENSING OBLIGATION

In October 2023, the Company entered into a software licensing agreement with Oracle America, Inc. (“Oracle”) for its NetSuite Enterprise Resource Planning (ERP) software (“NetSuite”). The Company agreed to license NetSuite for 36 months and utilize Oracle’s professional services to assist in the implementation of NetSuite. The cost of the license fee was $102,000 and professional services were fixed at $34,000, for an aggregate cost of $136,000. Per the payment terms, no payments were due during the first six months, and thirty monthly payments of $4,513 are due from April 1, 2024 through September 1, 2026. As of September 30, 2026, the Company had fully satisfied all payment obligations under the agreement. Accordingly, no software licensing obligation remained outstanding as of September 30, 2026.

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

On April 1, 2022, the Company entered into a facility lease for a 4,000-square foot facility in St. Joseph, Missouri, to expand its manufacturing business to include advanced premium golf shafts. In July 2025, the Company entered into an additional lease agreement that added a parking lot and a designated space for a dumpster.

The expanded lease runs from January 1, 2025 through December 31, 2027, with monthly rent of $3,900.

The Company’s lease liability balance was $84,000 as of December 31, 2025. As of September 30, 2026 , the Company’s lease liability was $55,000, of which the current portion of lease liability was $43,000, leaving a long-term lease liabilities balance of $12,000.

During the nine months ended September 30, 2026 and 2025, lease costs totaled approximately $35,000 and $32,000, respectively.

As of September 30, 2026, the weighted average remaining lease term for operating leases was 1.25 years, and the weighted average discount rate for operating leases was 10.00%.

NOTE 10 – STOCK OPTIONS

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

A summary of stock option activity for the nine months ended September 30, 2026 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value

Outstanding at December 31, 2025	38,475	$46.96	2.25	$
Granted	30,000	1.35	-	-
Forfeited	(3,888)	68.39	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2026	64,587	$24.48	2.46	$4,000

Exercisable at September 30, 2026	7,386	$197.62	-	$-

During the nine months ended September 30, 2026, the Company granted stock options to a consultant to purchase 10,000 shares of common stock for services to be rendered. The options have an exercise price of $1.55 per share, and expire in five years, vesting 25% on the grant date, 50% upon playing in 15 official PGA Tour of Champions events with a Newton driver shaft or Gravity putter, and 25% at the conclusion of the 2026 PGA Tour of Champions Schwab Cup Finals. The total fair value of these options at the grant date was approximately $13,000 using the Black-Scholes option pricing model.

During the nine months ended September 30, 2026, the Company granted stock options to an employee to purchase 20,000 shares of common stock for services rendered. The options have an average exercise price of $1.25 per share, expire in five years, vesting equally over four years from the employee’s start date. The total fair value of these options at the grant date was approximately $23,000 using the Black-Scholes option pricing model.

The total stock compensation expense recognized related to vesting stock options for the nine months ended September 30, 2026 and 2025 amounted to $72,000 and $137,000, respectively. As of September 30, 2026, the total unrecognized stock-based compensation was $53,000, which is expected to be recognized as part of operating expense through April 2030.

As of September 30, 2026, the intrinsic value of the outstanding options under the 2022 Plan was $4,000.

The fair value of share option award is estimated using the Black-Scholes option pricing model based on the following weighted-average assumptions:

Nine Months Ended September 30,
	2026	2025
Risk-free interest rate	3.47% - 4.19%	3.73% - 3.79%
Average expected term	5 years	7 years
Expected volatility	125.60% - 152.47%	125.76 – 147.06%
Expected dividend yield	-	-

NOTE 11 – CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

On March 16, 2026, the Company issued a $500,000 convertible note to entities affiliated with a member of the Company’s Board of Directors, generating net proceeds of $488,000 after issuance costs. The convertible note bore interest at 10% per annum, matured 18 months from issuance, and was convertible at the holder’s option at maturity into shares of common stock at a fixed conversion price of $1.60 per share.

In connection with the financing, the Company also issued a five-year warrant to purchase up to 50,000 shares of common stock at an exercise price of $1.75 per share. The relative fair value of the warrants amounted to $61,000 computed using the Black-Scholes model and was recorded as a debt discount. Together with $12,000 of issuance costs, the Company recorded a total debt discount of approximately $73,000, which was being amortized to interest expense over the convertible notes’ respective terms.

On July 6, 2026, the entire outstanding balance of the convertible notes payable and corresponding accrued interest were extinguished and converted into the Company’s Series A Convertible Preferred Stock (See Note 17).

NOTE 12 – CONVERTIBLE NOTES PAYABLE

In April 2026, the Company issued convertible notes with an aggregate principal amount of $1,750,000 to unaffiliated investors, generating net proceeds of $1,712,000 after issuance costs. The convertible notes bore interest at 10% per annum, matured 18 months from issuance, and were convertible at the holder’s option at maturity into shares of common stock at a fixed conversion price of $1.60 per share.

In connection with the financing, the Company also issued five-year warrants to purchase up to 175,000 common shares at an exercise price of $1.75 per share. The relative fair value of the warrants amounted to $174,000 computed using the Black-Scholes model and was recorded as a debt discount. Together with $27,000 of issuance costs, the Company recorded a total debt discount of approximately $201,000, which was being amortized to interest expense over the convertible notes’ respective terms.

On July 6, 2026, the entire outstanding balance of the convertible notes payable and corresponding accrued interest were extinguished and converted into the Company’s Series A Convertible Preferred Stock (See Note 17).

NOTE 13 – WARRANTS

The Company has the following outstanding Warrants as of September 30, 2026, all of which are exercisable:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2025	-	$-	-	$-
Granted	225,000	1.75	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding at September 30, 2026, all vested	225,000	$1.75	4.82	$-

During the nine months ended September 30, 2026, the Company issued immediately exercisable warrants to purchase 225,000 shares of its common stock in connection with a Convertible Note financing (see Notes 11 and 12). The warrants are exercisable at $1.75 per share and expire between March and June 2031.

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

NOTE 14 – WARRANTS CLASSIFIED AS LIABILITY

A summary of warrants classified as a liability for the nine months ended September 30, 2026 is as follows:

	Series A Warrant Shares	Exercise Price	Series B Warrants	Exercise Price
Warrants outstanding, December 31, 2025	268,333	$72.00	16,849	$72.00
Share combination event adjustment	2,031,667	(63.60)
Warrants granted	-	-	-
Warrants settled	(749,999)
Warrants forfeited	-	-	-
Warrants exercised	-	-	(16,667)	72.00
Warrants outstanding, September 30, 2026	1,550,001	$8.40	182	$72.00

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

In September 2026, the Company entered into warrant exchange agreements with three holders of Series A Warrants. Under the agreements, the Company issued 232,202 shares of common stock in exchange for the cancellation of Series A Warrants exercisable for an aggregate of 749,999 shares of common stock. The number of shares issued was calculated by multiplying $0.35 by the number of shares underlying the exchanged warrants and dividing the result by the lower of the Nasdaq official closing price immediately before the applicable agreement or the average Nasdaq official closing price for the five preceding trading days, in accordance with Nasdaq Listing Rule 5635(d). The Company also granted the holders, for 12 months after the respective agreements, the right to purchase their pro rata share of 10% of certain future offerings, subject to specified exceptions and customary cutback rights. Immediately before the exchange, the Company remeasured the Series A Warrant liability, recognizing a $124,000 gain from the change in fair value. Upon extinguishment, the Company recorded a $272,000 charge to equity and a $9,000 loss on extinguishment of warrants. The remeasurement and extinguishment reduced the Series A Warrant liability by $387,000 in total.

During the nine months ended September 30, 2026, warrants exercisable for 749,999 shares were exchanged and cancelled as described above. The fair value of the Series A Warrant liability was approximately $312,000 as of December 31, 2025, and approximately $485,000 as of September 30, 2026.

The fair value of the Series A Warrant liability as of September 30, 2026 was estimated using a trinomial valuation model based on 1.5 million shares underlying the Series A Warrants and the following assumptions: exercise price of $8.40 per warrant share, an underlying stock price of $1.11 per share, a remaining contractual term of 1,246 days, expected volatility of 100%, a dividend yield of 0%, and a risk-free interest rate of 5.00%.

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

As of December 31, 2025, holders had exercised 268,151 Series B Warrants on an alternative cashless basis, resulting in the issuance of 4,518,958 shares of common stock. During the nine months ended September 30, 2026, a single holder exercised 16,667 Series B Warrants on an alternative cashless basis, resulting in the issuance of 285,720 shares of common stock. Immediately before exercise, the Company remeasured the Series B Warrant liability and recognized a $138,000 loss, increasing the liability to $377,000. Upon exercise, the Company derecognized the $377,000 warrant liability and reclassified that amount to equity.

As of December 31, 2025, the fair value of the Series B Warrant liability was $433,000. During the nine months ended September 30, 2026, the Company recognized a $191,000 gain from changes in the liability’s fair value, partially offset by the $138,000 loss recognized upon remeasurement immediately before exercise, resulting in a net fair-value gain of $53,000. Upon exercise, the Company reclassified the $377,000 warrant liability to equity. The remaining fair value of the Series B Warrant liability was $3,000 as of September 30, 2026.

The fair value of the Series B Warrants as of September 30, 2026 was determined based on the estimated number of shares issuable under the alternative cashless exercise provisions, multiplied by the Company’s closing stock price on September 30, 2026.

Based on the alternative cashless exercise, the Company estimates issuing 3,120 shares of common stock when the remaining 182 Series B Warrants are exercised.

The Company’s warrant liabilities are measured at fair value on a recurring basis using Level 3 inputs within the fair value hierarchy. The following table presents changes in the fair value of the Company’s Level 3 warrant liabilities for the nine months ended September 30, 2026. Changes in fair value are recognized in “Change in fair value of warrant liabilities” within other income (expense) in the condensed statements of operations.

	Series A	Series B	Total
Balance, December 31, 2025	$312,000	$433,000	$745,000
Change in fair value	435,000	(53,000)	382,000
Settlement of series A warrants	(262,000)	-	(262,000)
Warrant exercises	-	(377,000)	(377,000)
Balance, September 30, 2026	$485,000	$3,000	$488,000

The change in fair value for the nine months ended September 30, 2026 relates to warrant liabilities still held as of September 30, 2026. Significant unobservable inputs used in the fair value measurement of the warrant liabilities include expected volatility. A significant increase (decrease) in expected volatility would result in a significantly higher (lower) fair value measurement.

NOTE 15 – RESTRICTED STOCK UNITS

A summary of RSU activity for the nine months ended September 30, 2026 is presented below:

			Weighted-
			Average
			Grant Date
	Shares	Fair Value	Fair Value
Unvested at December 31, 2025	755,222	$1,164,000	$1.54
Granted	908,062	963,000	1.06
Vested / deemed vested	(315,853)	(392,000)	1.24
Forfeited	(200,000)	(312,000)	1.56
Unvested at September 30, 2026	1,147,431	$1,423,000	$1.24

During the nine months ended September 30, 2026, the Company granted an aggregate of 908,062 RSUs to directors, officers, employees and consultants for future services, with an aggregate grant-date fair value of approximately $963,000, based on the market price of the Company’s common stock on the respective grant dates. The compensation cost associated with these RSUs will be recognized over their respective vesting periods.

The total fair value of RSUs that vested or were deemed vested during the nine months ended September 30, 2026 was $392,000 and recognized as an expense and included in selling, general and administrative expenses.

NOTE 16 – IMMEDIATELY VESTED RESTRICTED STOCK UNITS

During the nine months ended September 30, 2026, the Company issued 360,000 RSUs to a vendor for services to be rendered with a fair value of $400,000. The shares were valued based on the market value of the Company’s common stock price on the grant date. The issuance was recorded as part of pre-paid expenses and other current assets in the accompanying condensed balance sheets. The pre-paid expense related to issuances of RSUs is being amortized over the service period and charged to selling, general and administrative expense.

During 2025, the Company issued 222,041 RSUs to vendors for services to be rendered with a fair value of $321,000. The shares were valued based on the market value of the Company’s common stock price on the grant date. The issuance was recorded as pre-paid expenses and other current assets in the accompanying condensed balance sheets. The pre-paid expense related to issuances of RSUs was amortized over the service period and charged to selling, general and administrative expense.

As of December 31, 2025, $153,000 remained unamortized as a pre-paid expense. During the nine months ended September 30, 2026 the Company amortized $169,000 related to the issuance of the 2026 and 2025 RSUs and $383,000 remained unamortized as a pre-paid expense as of September 30, 2026.

NOTE 17 – SERIES A PREFERRED

The Series A Preferred Stock has a par value of $0.01 per share and ranks senior to the Company’s common stock with respect to dividends and distributions upon liquidation. The shares carry annual dividends at a rate of 10% of the original issue price, payable in cash, as additional preferred stock, or accrued, at the Company’s discretion, subject to the terms of the Certificate of Designation. Each preferred share is initially convertible into 100 shares of common stock at a conversion price of $1.00 per common share, subject to adjustment under the Certificate of Designation.

On July 6, 2026, the Company entered into exchange agreements with certain holders of its outstanding convertible promissory notes, including related-party and non-related-party holders (see Notes 11 and 12). Under the exchange agreements, the Company exchanged convertible notes with aggregate principal and accrued interest of $2,295,000 for 24,093 shares of Series A Preferred Stock. The Company estimated the fair value of the Series A Preferred Stock to be $2,144,000 using the as-converted value approach, based on the quoted market price of its common stock on the transaction date, and recognized an approximately $96,000 loss on extinguishment of debt.

NOTE 18 – PRIVATE PLACEMENT OF COMMON STOCK

On August 14, 2026, the Company entered into a Securities Purchase Agreement for a private placement of common stock. The agreement provides for an initial tranche and one or more additional tranches, with an aggregate purchase price of up to $5,000,000. The purchase price for each closing was the greater of (i) $0.01 above the closing price of the Company’s common stock on the Nasdaq trading day immediately preceding a closing date and (ii) $0.01 above the average closing price of the Company’s common stock for the five trading days immediately preceding a closing date, subject to a minimum price of $1.24 per share.

The initial tranche closed on August 14, 2026. The Company issued 751,878 shares of common stock at $1.33 per share for gross proceeds of $1,000,000. An additional tranche closed on September 15, 2026, and the Company issued 215,079 shares at $1.26 per share for gross proceeds of $271,000. During the nine months ended September 30, 2026, the Company issued an aggregate of 966,957 shares for gross proceeds of $1,271,000 and net proceeds of $1,196,000 after fees.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

From time to time the Company may be named in claims arising in the ordinary course of business. Currently, there are no such legal proceedings that are pending against the Company or that involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on the Company’s business or financial condition.

NOTE 20 - REPORTABLE SEGMENT INFORMATION

The Company is organized and operates as one operating and reportable segment. The Company’s revenue comes from customers in the following geographic regions.

The following table presents our net sales by region for the period presented:

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Region
United States	$1,277,000	$2,180,000	$3,522,000	$4,885,000
Japan	70,000	-	99,000	-
Canada	12,000	9,000	27,000	43,000
All other regions	9,000	393,000	27,000	932,000
Net Sales	$1,368,000	$2,582,000	$3,675,000	$5,860,000

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

	Three months ended		Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025

Net sales	$1,368,000	$2,582,000	$3,675,000	$5,860,000
Cost of sales	548,000	848,000	1,316,000	1,875,000
Gross profit	820,000	1,734,000	2,359,000	3,985,000

Less:
Employee compensation and benefits	339,000	401,000	1,218,000	1,514,000
Stock-based compensation expense	185,000	235,000	464,000	329,000
Sales and marketing expense	976,000	1,759,000	3,035,000	4,863,000
Other operating expenses	652,000	843,000	3,129,000	2,261,000
Total operating expenses	2,152,000	3,238,000	7,846,000	8,967,000
Loss from operations	$(1,332,000)	$(1,504,000)	$(5,487,000)	$(4,982,000)

NOTE 21 – SUBSEQUENT EVENTS

At-The-Market Sales “ATM”

Subsequent to September 30, 2026, the Company sold 1,344,871 shares under its ATM program at an average price of $1.18 and received net proceeds of approximately $1.4 million after deducting deferred offering costs.

Conversion of Revolving Line of Credit into Common Stock

On November 6, 2026, the Company converted $1.0 million of outstanding borrowings under the Loan Agreement into common stock and Series A Preferred stock, with a 5% premium as an inducement to convert. In connection with the conversion, the Company issued 211,693 shares of common stock and 7,875 shares of Series A Preferred Stock. This conversion reduced outstanding indebtedness and increased stockholders’ equity but did not provide cash proceeds.

Series A Preferred

Subsequent to September 30, 2026, the Company also issued 5,000 shares of Series A Preferred Stock for gross proceeds of $500,000.

Private Placement Financing

Subsequent to September 30, 2026, the Company completed private placement financings for aggregate gross proceeds of $1.2 million, at a purchase price of $1.24 per share, pursuant to which the Company issued 967,739 shares of common stock. The Company received net proceeds of approximately $1.2 million, which are expected to be used for working capital and general corporate purposes.

Nasdaq Continued Listing Requirements

On April 6, 2026, the Company received notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that it was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain at least $2.5 million in stockholders’ equity (the “Stockholders’ Equity Requirement”). The notice had no immediate effect on the listing of the Company’s common stock.

The Company submitted a plan to regain compliance by May 21, 2026. After the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, Nasdaq requested an update regarding the plan. The Company provided the requested update and on October 6, 2026, received a letter from Nasdaq notifying the Company that, because the Company had not completed the remedial actions described in its plan to regain compliance, Nasdaq has determined that the Company has not demonstrated compliance with the Stockholders’ Equity Requirement. The Company requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which is scheduled for November 12, 2026, and asked the Panel to grant an exception under Rule 5815(c)(1)(A) through April 4, 2027, or, alternatively, find the Company to be in compliance under Rule 5815(c)(1)(E).

Subsequent to September 30, 2026, the Company received net proceeds of approximately $1.4 million from ATM sales and approximately $1.2 million from private placement financings, as well as gross proceeds of $500,000 from the issuance of Series A convertible Preferred Stock. In addition, the Company converted $1.0 million of borrowings under its revolving line of credit into common stock and Series A Preferred Stock, which provided no cash proceeds.

The pro forma balance sheet below reflects the effect of transactions completed through November 9, 2026. Based on those transactions, management estimates that the Company’s pro forma stockholders’ equity was approximately $5.2 million, exceeding the $2.5 million minimum required by the Stockholders’ Equity Requirement. Nasdaq has not confirmed this estimate, and the Panel has not yet issued a decision.

Although management believes the financing and other actions described above improve the Company’s ability to remain listed on Nasdaq and continue as a going concern, there can be no assurance that the Company will be able to maintain the listing of its common stock on Nasdaq, and additional capital will be required to support ongoing operations (see Note 1).

	As Reported September 30, 2026	Post September 30 Adjustments	Note	Pro Forma
	(Unaudited)	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$513,000	$3,224,000	1,2,3	$3,737,000
Prepaid expenses and other current assets	1,636,000	(189,000)	1	1,447,000
Total Current Assets	2,149,000	3,035,000		5,184,000

Mineral rights and other assets	2,642,000	-		2,642,000
Total Assets	$4,791,000	$3,035,000		$7,826,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities	$2,559,000	$-		$2,559,000

Other noncurrent liabilities	94,000	-		94,000
Line of credit – noncurrent	1,000,000	(1,000,000)	4	-
Total Liabilities	3,653,000	(1,000,000)		2,653,000

Stockholders’ Equity:
Series A Preferred stock	2,144,000	1,061,000	3,4	3,205,000
Common stock and additional paid-in-capital	33,259,000	2,686,000	1,2,4	35,945,000
Accumulated deficit	(34,265,000)	288,000	4	(33,977,000)
Total Stockholders’ Equity	1,138,000	4,035,000		5,173,000

Total Liabilities and Stockholders’ Equity	$4,791,000	$3,035,000		$7,826,000

NOTES TO UNAUDITED PRO FORMA BALANCE SHEET

(1)	Reflects the sale of 1,344,871 shares of common stock under the Company’s at-the-market offering program at an average price of $1.18 per share. The sale generated gross proceeds of approximately $1.6 million and net cash proceeds of approximately $1.4 million after offering costs. The increase in stockholders’ equity was approximately $1.4 million after amortization of capitalized deferred offering costs.

(2)	Reflects the sale of 967,739 shares of common stock in a private placement at a price of $1.24 per share. The Company received net cash proceeds of approximately $1.2 million after deducting offering costs.

(3)	Reflects a direct investment of $500,000 for the issuance of 5,000 shares of the Company’s Series A Convertible Preferred Stock.

(4)	Reflects an exchange agreement with the holder of the revolving line of credit, pursuant to which $750,000 of principal was exchanged for 7,875 shares of the Company’s Series A Preferred Stock with a fair value of $561,000.

In addition, the holder exchanged $250,000 of principal for 211,693 shares of common stock with a fair value of $151,000. The Company recognized an approximately $288,000 gain on extinguishment of debt.

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

Executive Summary

During the three and nine months ended September 30, 2026, several factors influenced the Company’s operations and financial position, including:

● New product introduction. The Company introduced the Fast Motion fairway wood shaft and hybrid shafts at the 2026 PGA Show, which are expected to launch commercially during the first quarter of 2027.

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

During the nine months ended September 30, 2026, the Company issued an aggregate principal amount of $2.25 million of convertible notes pursuant to the Purchase Agreement. The convertible notes bore interest at 10% per annum, matured 18 months from issuance, and were convertible, together with accrued interest, into shares of the Company’s common stock at a conversion price of $1.60 per share at maturity. In connection with these issuances, the Company also issued five-year warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $1.75 per share. Net proceeds from these financings were used for working capital and general corporate purposes (see Notes 11 and 12).

On July 1, 2026, the Company entered into a $5.0 million senior secured revolving line of credit, which matures on July 1, 2028 and bears interest at Daily Simple SOFR plus 13%. The Company has drawn $1.0 million against the revolver and maintains the ability to draw an additional $4.0 million.

On July 6, 2026, the Company completed the exchange of approximately $2.3 million of outstanding Convertible notes, including accrued interest, for 24,092 shares of Series A Preferred Stock.

On August 14, 2026, the Company entered into a Securities Purchase Agreement for a private placement of common stock. The agreement provides for an initial tranche and one or more additional tranches, with an aggregate purchase price of up to $5,000,000. The initial tranche closed on August 14, 2026. The Company issued 751,878 shares at $1.33 per share for gross proceeds of $1,000,000. An additional tranche closed on September 15, 2026, and the Company issued 215,079 shares at $1.26 per share for gross proceeds of $271,000. In total, the Company issued 966,957 shares for aggregate gross proceeds of $1,271,000 and net proceeds of $1,196,000 after fees.

Subsequent to September 30, 2026, the Company sold 1,344,871 shares of common stock under its ATM program for net proceeds of approximately $1.4 million; closed private placement financings for 967,739 shares at a purchase price of $1.24 per share for aggregate net proceeds of approximately $1.2 million; and issued 5,000 shares of Series A Preferred Stock for gross proceeds of $500,000. The Company also converted $1.0 million of outstanding principal under its revolving line of credit into 211,693 shares of common stock and 7,875 shares of Series A Preferred Stock, including a 5% premium as an inducement to convert. The ATM sales, private placements and preferred stock issuance provided cash proceeds. The conversion did not provide cash proceeds; it reduced outstanding indebtedness and increased stockholders’ equity.

● Pole Canyon Project Option. On September 23, 2026, the Company entered into an Assignment and Assumption Agreement with Spartan Crest and Cannon Bridge, pursuant to which Spartan Crest irrevocably assigned to the Company all of its rights and obligations under that certain Option Agreement, dated as of August 1, 2026, between Cannon Bridge and Spartan Crest, including the exclusive option to acquire a 100% ownership interest in the Pole Canyon Project, consisting of 16 unpatented lode mining claims (MW 1 through MW 16) totaling 330 acres, located in White Pine County, Nevada. As of September 30, 2026, the option had not been exercised, and title of the claims had not transferred to the Company.

In exchange for the Option Agreement assignment, the Company issued 1,135,891 shares of common stock to Spartan Crest’s designees. The shares had an aggregate fair value of $1,301,000, based on the closing price of the Company’s common stock on the date of issuance. The Company also capitalized $8,000 of legal costs directly related to the acquisition.

The Company assumed $165,000 of remaining cash option payments under the Option Agreement and recognized that amount as a liability. The cash payments are payable in installments over 24 months from the date of the Option Agreement (see Note 6). Upon payment of the remaining cash amounts and delivery of the required share consideration, Cannon Bridge will convey 100% of its rights, title and interest in the claims to the Company, subject to a 2.0% net smelter return royalty on minerals and mineral products produced and sold from the property. Accordingly, the Company recorded the mineral property option at a total cost of $1,474,000 and accounted for the transaction as an asset acquisition.

The Pole Canyon Project is a strategic, non-operating asset. The Company’s current operating forecasts do not include project production, revenue, or cash flows and do not assume material exploration or development spending. Any additional project investment would be evaluated separately by management.

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

In July 2026, the Company secured additional carbon fiber supply from Toray Japan, while availability from Toray U.S. improved. As manufacturing capacity and raw material availability improved, the Company began selectively resuming marketing initiatives in August 2026 and increasing production of its updated 2.0 shaft products. Marketing activity remains below historical levels as the Company transitions to a new marketing agency and has not yet fully ramped paid media expenditures.

Marketing Strategy. During the quarter, the Company evaluated its direct-to-consumer strategy and implemented changes intended to improve the efficiency and effectiveness of its customer acquisition efforts. The Company engaged a new marketing agency to oversee its direct-to-consumer business, refine its brand messaging, diversify customer acquisition channels and broaden awareness of its proprietary shaft technology among golfers.

Sales and marketing expenses decreased by approximately $0.8 million and $1.8 million during the three and nine months ended September 30, 2026, respectively, compared with the corresponding prior-year periods. Lower sales during the first six months reflected the manufacturing transition and periods of constrained raw material availability, which limited the Company’s available production capacity. During that period, the Company moderated marketing expenditures to align customer demand with available production capacity. In the third quarter, the Company continued to manage marketing expenditures with a greater focus on maintaining a healthier return on advertising spend (“ROAS”) and improving customer acquisition efficiency. With manufacturing throughput improving and additional carbon fiber supply secured, the Company has resumed its marketing initiatives while maintaining a disciplined focus on ROAS. The Company has observed improvement in ROAS as these initiatives have resumed.

As part of its review, management found that the Company offered 11 sitewide promotional periods in 2025, and 73% of orders were placed using a discount. Management believes that reducing reliance on frequent discounting creates an opportunity to strengthen the Company’s premium brand positioning, build brand equity and support wholesale growth, which is important to expanding market share and profitability. Going forward, the Company expects to limit sitewide promotions to key events, such as Black Friday, or to selected products, and to focus on rewarding larger purchases, for example, by offering discounts when customers add a second shaft to their purchase.

The Company increased the Motion driver shaft’s price to align it with Fast Motion. Management believes the products provide comparable performance and have similar manufacturing costs but are designed for golfers with different swing characteristics. Management also believes the prior price difference may have led some customers to view the higher-priced Fast Motion shaft as superior, rather than as a different option for a different swing. The Company also increased the Motion fairway shaft’s price to align with the Motion driver. The revised price reflects the shaft’s unique design and management’s belief that the Company is the only company offering a dedicated fairway shaft; the prior price had been based more heavily on manufacturing cost.

Bundling opportunities are expected to expand with the introduction of Fast Motion fairway and hybrid shafts across the Fast Motion and Motion categories, supported by planned website updates to enable product bundling. These actions are intended to support the Company’s premium brand positioning, help golfers select shafts that better match their swings and improve their performance and enjoyment of the game, while supporting gross-margin improvement. Management is beginning to see results from these initiatives and expects to provide additional performance metrics in the fourth quarter of 2026.

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

Newton Motion Shafts

Products

The Newton Motion™ shaft platform continues to represent the Company’s primary product category and the principal driver of revenue during the nine months ended September 30, 2026.

During the second quarter of 2026, the Company introduced updated versions of its Fast Motion driver shaft and Motion driver and fairway shafts. These updated “2.0” products incorporate refinements to shaft design, manufacturing techniques, bend profiles, product specifications and production tolerances, and are differentiated from prior-generation products by green product logos.

The Company also introduced the Fast Motion fairway wood shaft and hybrid shafts at the 2026 PGA Show, which are expected to launch commercially during the first quarter of 2027.

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

Manufacturing Transition Activities

During the three and nine months ended September 30, 2026, the Company implemented updates to certain existing shaft recipes and related production processes, including recalibration of machining operations, modifications to finishing workflows, changes to paint mixtures, and maintenance activities intended to improve product quality, production consistency, and manufacturing scalability. These activities were undertaken in conjunction with the introduction of updated versions of the Company’s Fast Motion driver shaft and Motion driver and fairway shafts. During the same period, the Company also experienced temporary constraints in the availability of carbon fiber, which further limited manufacturing capacity. Together, the manufacturing changes and supply constraints temporarily reduced production throughput and delayed the fulfillment of certain customer orders.

In accordance with the Company’s accounting policies, approximately $704,000 of idle manufacturing costs during the nine months ended September 30, 2026 were recognized as period costs and classified within research and development and general and administrative expenses rather than capitalized into inventory or included in cost of sales.

In response to these manufacturing and supply constraints, the Company moderated its marketing activities to align customer demand with available production capacity, reduce its order backlog, and avoid generating demand beyond its ability to fulfill customer orders on a timely basis. In July, the Company secured additional carbon fiber supply from Toray Japan, while supply availability from Toray U.S. improved. As manufacturing capacity and raw material availability improved, the Company began selectively resuming marketing initiatives. The Company has observed encouraging initial results from these resumed marketing activities; however, overall marketing activity remains below historical levels as the Company transitions to a new marketing agency and has not yet fully ramped paid media expenditures. The Company intends to increase marketing activity in a measured manner as production capacity and material availability support higher demand and timely order fulfillment.

Management believes that the manufacturing improvements and updated shaft versions have had a positive impact on the Company’s relationships with OEM partners, which continue to progress. The Company also believes its marketing strategy, which emphasizes brand building and a shift away from frequent sitewide discounts, has helped open discussions with prospective retail partners. The Company is now negotiating potential commercial arrangements with certain key prospective retail partners.

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

During the three and nine months ended September 30, 2026, the Company did not implement any pricing changes in response to inflationary pressures.

Results of Operations

Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

The following is a comparison of our results of operations for the three months ended September 30, 2026 and 2025 (amounts rounded to the nearest thousand):

	Three months ended September 30, 2026	Three months ended September 30, 2025	Change

Net Sales	$1,368,000	$2,582,000	$(1,214,000)
Cost of goods sold	548,000	848,000	(300,000)
Gross profit	820,000	1,734,000	(914,000)

Operating expenses:
Selling, general and administrative	1,954,000	3,056,000	(1,102,000)
Research and development	198,000	182,000	16,000
Total operating expenses	2,152,000	3,238,000	(1,086,000)

Loss from operations	(1,332,000)	(1,504,000)	172,000

Interest (expense) income, net	(93,000)	20,000	(113,000)
Amortization of deferred financing costs	(20,000)	-	(20,000)
Loss on extinguishment of debt	(96,000)	-	(96,000)
Change in fair value of warrant liabilities	302,000	(96,000)	398,000
Net Loss	$(1,239,000)	$(1,580,000)	$341,000

Net Sales

Net sales decreased $1.2 million, or 47%, to $1.4 million during the three months ended September 30, 2026, compared with $2.6 million during the same period in 2025. The Company believes the decline primarily reflected reduced marketing activity during the transition to a new marketing agency. Marketing spending was limited in June and July, and although marketing activity resumed in August, the reduced activity affected customer acquisition during the quarter. The Company also began shifting away from frequent sitewide discounts toward more selective promotions, offers designed to encourage larger purchases, and pricing aligned with its product positioning. The Company has continued to sell its 2.0 shafts but has not yet launched a dedicated marketing campaign for them. It is developing product-specific marketing assets and a coordinated go-to-market strategy, with the campaign expected to begin in November.

The manufacturing facility operated under normal manufacturing processes during the third quarter of 2026. For the first time in its history, the Company began building inventory in advance of customer orders. Historically, limited product availability has made it difficult for the Company to meet demand and fulfill orders promptly. The Company is taking steps to build inventory and improve fulfillment, with the goal of shipping products within two days of receiving an order. Management is beginning to see results from these initiatives and expects to provide additional performance metrics in the fourth quarter.

Cost of goods sold

Cost of goods sold consists primarily of materials, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products.

Cost of goods sold decreased approximately $0.3 million, or 35%, to approximately $0.5 million for the three months ended September 30, 2026, compared with approximately $0.8 million for the three months ended September 30, 2025. The decrease primarily reflected lower sales and order volumes during the third quarter of 2026.

Gross margin decreased to 59.9% for the three months ended September 30, 2026, compared to 67.2% for the three months ended September 30, 2025. The lower sales volume meant that assembly and pick, pack and shipping labor costs represented a larger percentage of revenue. The Company maintained its workforce and labor hours during the quarter, so these costs did not decline in proportion to sales.

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

Selling, general and administrative expenses decreased approximately $1.1 million to $2.0 million for the three months ended September 30, 2026, compared with $3.1 million for the three months ended September 30, 2025. The decrease was primarily attributable to approximately $0.8 million of lower sales and marketing costs, $0.2 million of lower labor costs, and $0.1 million of lower public company costs. The lower labor costs primarily reflected the Company’s decision not to fill the permanent Chief Executive Officer and Vice President of Marketing positions, with related responsibilities handled by existing management and personnel.

Research and Development Expenses

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs.

Research and development expenses increased by $16,000, or 9%, to $198,000 for the three months ended September 30, 2026, compared with $182,000 for the three months ended September 30, 2025. The increase was primarily attributed to the development of new products utilizing Japanese Toray fiber.

Loss from operations

Loss from operations decreased approximately $0.2 million, or 11%, to $1.3 million for the three months ended September 30, 2026, compared with $1.5 million for the three months ended September 30, 2025. The improvement primarily reflected a $1.1 million decrease in selling, general and administrative expenses, including $0.8 million of lower sales and marketing costs and $0.2 million of lower labor costs, partially offset by a 53% decrease in gross profit and a $16,000 increase in research and development expenses. Accordingly, operating loss improved despite the significant decline in gross profit, reflecting the effect of the Company’s lower operating expense base.

As discussed above, sales were affected by limited marketing activity during the transition to a new marketing agency, including very low marketing spending in June and July. Marketing activity resumed in August, while the Company shifted toward more selective promotions, offers designed to encourage larger purchases, and pricing aligned with its product positioning. The Company has continued selling its 2.0 shafts while developing marketing assets and a go-to-market strategy for their first dedicated marketing campaign, which is expected to begin in November. The manufacturing facility operated under normal manufacturing processes during the quarter, and the Company began building inventory for the first time in its history to improve product availability and fulfillment. The Company’s goal is to ship products within two days of receiving an order. Management believes that the lower operating expense base, together with more targeted marketing, will provide greater operating leverage as sales increase, enabling the Company to reduce operating losses more rapidly and ultimately achieve profitability at lower sales volumes than under its prior cost structure.

Interest income (expense), net

Interest expense, net, was $0.1 million for the three months ended September 30, 2026, compared with net interest income of $0.02 million for the three months ended September 30, 2025. The change primarily reflected lower interest income earned on cash balances and interest associated with the Series A Preferred Stock issued in July 2026, together with interest accrued on the convertible notes through their exchange in July 2026.

Amortization of deferred financing costs

Amortization of deferred financing costs was $0.02 million for the three months ended September 30, 2026, compared to $0 for the three months ended September 30, 2025, reflecting the amortization of financing costs associated with the revolving line of credit established in July 2026.

Loss on extinguishment of debt

Loss on extinguishment of debt was $0.1 million for the three months ended September 30, 2026, compared with $0 for the same period in 2025. The loss primarily reflected the 5% premium provided as an inducement in connection with the July exchange of convertible notes for Series A Preferred Stock.

Change in Fair Value of Warrant Liability

The Company recognized a non-cash gain of approximately $0.3 million from the change in the fair value of its warrant liabilities. The net gain consisted primarily of an approximately $0.4 million gain resulting from a decrease in the fair value of the Series A Warrant liability, partially offset by an approximately $0.1 million loss resulting from an increase in the fair value of the Series B Warrant liability.

Net loss

Net loss decreased approximately $0.3 million to $1.2 million for the three months ended September 30, 2026, compared with $1.6 million for the same period in 2025. The decrease primarily reflected a $0.3 million noncash gain from the change in fair value of warrant liabilities and the $0.2 million improvement in loss from operations, partially offset by higher interest expense, deferred financing cost amortization, and a loss on extinguishment of debt.

Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

The following is a comparison of our results of operations for the nine months ended September 30, 2026 and 2025 (amounts are rounded to the nearest thousand):

	Nine months ended September 30, 2026	Nine months ended September 30, 2025	Change

Net Sales	$3,675,000	$5,860,000	$(2,185,000)
Cost of goods sold	1,316,000	1,875,000	(559,000)
Gross profit	2,359,000	3,985,000	(1,626,000)

Operating expenses:
Selling, general and administrative	6,952,000	8,360,000	(1,408,000)
Research and development	894,000	607,000	287,000
Total operating expenses	7,846,000	8,967,000	(1,121,000)

Loss from operations	(5,487,000)	(4,982,000)	(505,000)

Interest (expense) income, net	(138,000)	94,000	(232,000)
Amortization of debt discount	(37,000)	-	(37,000)
Amortization of deferred financing costs	(20,000)	-	(20,000)
Loss on disposal of asset	(16,000)	-	(16,000)
Loss on extinguishment of debt	(96,000)	-	(96,000)
Change in fair value of warrant liabilities	(382,000)	1,263,000	(1,645,000)
Net Loss	$(6,176,000)	$(3,625,000)	$(2,551,000)

Net Sales

Net sales decreased approximately $2.2 million, or 37%, to approximately $3.7 million for the nine months ended September 30, 2026, compared with $5.9 million for the nine months ended September 30, 2025. The decline reflected different factors during the first six months and the third quarter.

During the first six months, lower sales primarily reflected the manufacturing transition and temporary constraints in carbon fiber availability. Updates to shaft recipes and production processes, together with those supply constraints, reduced production throughput and delayed certain customer orders. The Company moderated marketing expenditures during this period to align customer demand with available production capacity.

Third-quarter net sales decreased $1.2 million, or 47%, to $1.3 million, compared with $2.5 million in the prior-year quarter. The manufacturing facility operated under normal manufacturing processes during the quarter. Management believes the sales decline primarily reflected limited marketing activity during the transition to a new marketing agency: spending was very low in June and July, and marketing efforts resumed in August. The Company also began shifting from frequent sitewide discounts toward more selective promotions, offers that encourage larger purchases, and pricing aligned with product positioning. Although the Company continued selling its 2.0 shafts, it had not yet launched a dedicated marketing campaign for them while developing product-specific marketing assets and a coordinated go-to-market strategy. That campaign is expected to begin in November.

Cost of goods sold

Cost of goods sold consists primarily of materials, labor, components, and changes in inventory reserves for slow-moving or potentially obsolete products.

Cost of goods sold decreased approximately $0.6 million, or 30%, to approximately $1.3 million for the nine months ended September 30, 2026, compared with approximately $1.9 million for the same period in 2025. The decrease primarily reflected lower sales volumes. During the first six months, the manufacturing transition and temporary carbon fiber constraints reduced production throughput and delayed certain customer shipments. During the third quarter, the facility operated under normal manufacturing processes, while sales and order volumes were lower amid limited marketing activity during the transition to a new agency and changes to the Company’s promotional strategy.

Gross margin decreased to 64% for the nine months ended September 30, 2026, compared with 68% for the same period in 2025. The decrease primarily reflected manufacturing inefficiencies and idle manufacturing capacity during the first six months as the Company transitioned production processes and experienced constraints in carbon fiber availability. In the third quarter, gross margin decreased to 59.9% from 67.2%. Although the manufacturing facility operated under normal manufacturing processes, lower sales volume and the Company’s decision to maintain its workforce and labor hours caused assembly and pick, pack and shipping labor costs to represent a larger percentage of revenue.

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

Selling, general and administrative expenses decreased $1.4 million, or 17%, to $7.0 million for the nine months ended September 30, 2026, compared to approximately $8.4 million for the nine months ended September 30, 2025. The decrease was primarily attributable to a reduction of approximately $1.8 million in sales and marketing expenses, partially offset by approximately $0.5 million of idle manufacturing costs classified as operating expenses due to reduced production throughput and resulting idle capacity, approximately $0.2 million of increased stock-based compensation expense, and a $0.1 million increase in professional services.

Research and Development Expenses

Research and development costs include employee costs, consultants, licensing fees, and product design and development costs.

Research and development expenses increased $0.3 million, or 47%, to $0.9 million for the nine months ended September 30, 2026, compared to $0.6 million for the nine months ended September 30, 2025. The increase was primarily attributable to $0.2 million of manufacturing labor reclassified to research and development to reflect work performed on product and manufacturing process improvements.

Loss from operations

Loss from operations increased approximately $0.5 million to $5.5 million for the nine months ended September 30, 2026, compared with $5.0 million for the same period in 2025. The increase primarily reflected lower sales during the first six months as the Company transitioned manufacturing processes and experienced temporary carbon fiber constraints, reducing production throughput and contributing to idle manufacturing capacity. Higher stock-based compensation and research and development costs also contributed. These factors were partially offset by lower sales and marketing expenses.

For the three months ended September 30, 2026, loss from operations decreased approximately $0.2 million, or 11%, to $1.3 million, compared with $1.5 million for the same period in 2025. This improvement primarily reflected lower operating expenses, which more than offset the decrease in gross profit, as discussed above.

Management believes the lower operating expense base, together with more targeted marketing, will provide greater operating leverage as sales increase, enabling the Company to reduce operating losses more rapidly and ultimately achieve profitability at lower sales volumes than under its prior cost structure.

Interest income (expense), net

Interest expense, net, was $0.1 million for the nine months ended September 30, 2026, compared with net interest income of $0.1 million for the nine months ended September 30, 2025. The change primarily reflected lower interest income earned on cash balances in 2025 versus interest associated with the convertible notes and the Series A Preferred Stock issued in July 2026 as an exchange for the convertible notes issued in the first half of 2026.

Amortization of debt discount

Amortization of debt discount was $0.04 million for the nine months ended September 30, 2026, compared to $0 for the nine months ended September 30, 2025, reflecting the amortization of debt discounts related to Convertible Notes issued during the first half of 2026.

Amortization of deferred financing costs

Amortization of deferred financing costs was $0.02 million for the nine months ended September 30, 2026, compared to $0 for the nine months ended September 30, 2025, reflecting the amortization of financing costs associated with the revolving line of credit established in July 2026.

Loss on extinguishment of debt

Loss on extinguishment of debt was $0.1 million for the nine months ended September 30, 2026, compared with $0 for the same period in 2025. The loss primarily reflected the 5% premium provided as an inducement in connection with the July exchange of convertible notes for Series A Preferred Stock.

Change in Fair Value of Warrant Liability

The Company recognized a non-cash loss of approximately $0.4 million from the change in the fair value of its warrant liabilities for the nine months ended September 30, 2026, compared with a non-cash gain of approximately $1.4 million for the nine months ended September 30, 2025. The current-period loss primarily consisted of an approximately $0.4 million loss resulting from an increase in the fair value of the Series A Warrant liability, partially offset by an approximately $0.1 million gain resulting from a decrease in the fair value of the Series B Warrant liability. The prior-year period gain consisted of a $1.4 million decrease in the fair value of the Series A Warrants, partially offset by a $0.1 million increase in the fair value of the Series B Warrants.

Net loss

Net loss increased by $2.6 million to $6.2 million for the nine months ended September 30, 2026, compared to a $3.6 million net loss for the nine months ended September 30, 2025. The increase primarily reflected a $0.5 million increase in loss from operations and a $1.7 million unfavorable change in the fair value of warrant liabilities, from a $1.3 million gain in the prior-year period to a $0.4 million loss in the current year period. The Company also recognized interest expense, amortization of debt discount and deferred financing costs, and a loss on extinguishment of debt in the current period.

Liquidity and Capital Resources

The Company’s primary sources of liquidity include cash on hand and proceeds from external financing. The Company’s primary uses of cash include operating expenses, inventory purchases, manufacturing investments, and marketing initiatives to support growth.

On October 24, 2025, the Company entered into an At-The-Market Sales Offering Agreement (the “ATM Offering Agreement”) with Kingswood Capital Partners, LLC (“Kingswood”), which allows the Company to sell up to $10.0 million of its common stock from time to time pursuant to its effective shelf registration statement on Form S-3. The ATM program provides the Company with a source of potential liquidity, and the Company intends to utilize the program opportunistically, subject to market conditions, trading volume, and capital requirements. As of September 30, 2026, the Company had not sold any shares under the ATM program. In October 2026, the Company sold 1,344,871 shares under the ATM program and received net proceeds of approximately $1.4 million.

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

During the nine months ended September 30, 2026, the Company issued an aggregate principal amount of $2.25 million of convertible notes pursuant to the Purchase Agreement. The convertible notes bore interest at 10% per annum, matured 18 months from issuance, and were convertible, together with accrued interest, into shares of the Company’s common stock at a conversion price of $1.60 per share at maturity. In connection with these issuances, the Company also issued five-year warrants to purchase an aggregate of 225,000 shares of common stock at an exercise price of $1.75 per share. Net proceeds from these financings were used for working capital and general corporate purposes (see Notes 11 and 12).

During the nine months ended September 30, 2026 the Company completed the exchange of approximately $2.3 million of outstanding convertible notes, including accrued interest, for Series A Preferred Stock. These transactions reduced outstanding indebtedness and increased stockholders’ equity. The exchange did not provide cash proceeds (see Notes 11, 12, and 17).

During the nine months ended September 30, 2026, the Company entered into a $5.0 million senior secured revolving line of credit, which matures on July 1, 2028 and bears interest at Daily Simple SOFR plus 13%. As of September 30, 2026 the Company had drawn $1.0 million of principal. On November 6, 2026, the Company converted the $1.0 million outstanding principal into 211,693 shares of common stock and 7,875 shares of Series A Preferred Stock with a 5% premium as an inducement to convert. This conversion was a noncash transaction and did not provide additional cash proceeds.

During the nine months ended September 30, 2026, the Company completed multiple private placement financings at an average purchase price of $1.31 per share for aggregate gross proceeds of approximately $1.3 million and net proceeds of approximately $1.2 million. Subsequent to September 30, 2026, the Company closed multiple private placement financings at a purchase price of $1.24 per share for aggregate net proceeds of approximately $1.2 million.

Subsequent to September 30, 2026 the Company issued 5,000 shares of Series A Convertible Preferred Stock for gross proceeds totaling $500,000.

The Company expects that additional capital will be required to fund operations and execute its growth strategy. Management intends to evaluate financing alternatives, including the ATM program and other potential debt or equity financings, to meet its capital requirements while seeking to manage dilution to existing stockholders.

The Company’s future capital requirements will depend on numerous factors, including the pace of revenue growth, if any, manufacturing utilization, inventory requirements, and the level of investment in marketing and operational initiatives. Management may also adjust the timing and level of certain discretionary expenditures based on operating performance and available liquidity.

The Company is also evaluating additional actions to strengthen its balance sheet and stockholders’ equity in connection with regaining and maintaining compliance with applicable Nasdaq continued listing requirements.

The following table summarizes our cash flows for the periods indicated (amounts are rounded to the nearest thousand):

	Nine Months Ended September 30,
	2026	2025

Net cash provided by (used in):
Operating activities	$(4,730,000)	$(4,101,000)
Investing activities	(180,000)	(384,000)
Financing activities	4,125,000	(616,000)
Net decrease in cash	$(785,000)	$(5,101,000)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2026 was $4.7 million, compared to $4.1 million for the nine months ended September 30, 2025. Operating cash outflows during the period included employee-related costs associated with personnel expansion and investments in operational systems intended to support scalability. Operating cash flows were also affected by reduced manufacturing capacity associated with the Company’s manufacturing transition and temporary carbon fiber supply constraints. Cash used in operating activities was partially offset by an approximately $0.5 million increase in accounts payable and accrued liabilities, reflecting the timing of payments to vendors and the accrual of operating expenses.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2026 totaled $0.2 million, primarily related to purchases of property and equipment supporting the Company’s manufacturing operations.

Net cash used in investing activities for the nine months ended September 30, 2025 totaled $0.3 million, also related primarily to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities was $4.1 million for the nine months ended September 30, 2026, compared with net cash used in financing activities of $0.6 million for the same period in 2025. Financing cash flows in 2026 primarily consisted of approximately $2.2 million of net proceeds from Convertible Note issuances, $1.2 million of net proceeds from common stock sales, and $0.8 million of net proceeds from borrowings under the revolving credit facility.

Separately, the exchange of approximately $2.3 million of Convertible Notes for Series A Convertible Preferred Stock did not provide cash proceeds but reduced outstanding debt and increased stockholders’ equity. The revolving credit facility and ATM program provide potential additional sources of liquidity.

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

The Company submitted a plan to regain compliance by the May 21, 2026, deadline. After the Company filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, Nasdaq requested an update regarding the Company’s compliance plan. The Company provided the requested update, and on October 6, 2026, received a letter from Nasdaq notifying the Company that, because the Company had not completed the remedial actions described in its plan to regain compliance, Nasdaq has determined that the Company has not demonstrated compliance with the Stockholders’ Equity Requirement. The Company requested a hearing before the Panel, which is scheduled for November 12, 2026.

In connection with its efforts to strengthen its balance sheet, the Company issued Convertible Notes with an aggregate principal amount of $2.25 million during the nine months ended September 30, 2026, and borrowed $1.0 million under its $5.0 million revolving credit facility, receiving net proceeds of approximately $836,000 after fees. During that period, the Company also completed private placement financings for gross proceeds of approximately $1.3 million and net proceeds of approximately $1.2 million. In addition, $2.3 million of outstanding Convertible Notes, including accrued interest, was exchanged for Series A Convertible Preferred Stock. Subsequent to September 30, 2026, the Company received net proceeds of approximately $1.4 million from ATM sales, net proceeds of approximately $1.2 million from private placement financings, and gross proceeds of $500,000 from an issuance of Series A Convertible Preferred Stock. Separately, $1.0 million of borrowings under the revolving credit facility was converted into equity securities. The note exchange and debt conversion did not provide cash proceeds.

Based on transactions completed as of November 9, 2026, management estimates that the Company’s stockholders’ equity was approximately $5.2 million, which is above the $2.5 million minimum required by the Stockholders’ Equity Requirement. This is the Company’s estimate and has not been confirmed by Nasdaq. The Company has requested that the Panel grant an exception under Rule 5815(c)(1)(A) through April 4, 2027 to complete its compliance plan or, in the alternative, find the Company in compliance under Rule 5815(c)(1)(E). The hearing is scheduled for November 12, 2026, and the Panel has not yet issued a decision. The Panel may grant a limited exception or find a company in compliance under Rule 5815(c)(1).

Although management believes the financing and other actions described above improve the Company’s ability to remain listed on Nasdaq and continue as a going concern, there can be no assurance that the Company will be able to maintain the listing of its common stock on Nasdaq, and additional capital will be required to support ongoing operations, as discussed below under “Going Concern.”

Going Concern

The accompanying condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed financial statements, for the nine months ended September 30, 2026, the Company incurred a net loss of $6.2 million and used $4.7 million of cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these condensed financial statements are issued. In addition, the Company’s independent registered public accounting firm included an explanatory paragraph in its report on the Company’s financial statements for the year ended December 31, 2025, expressing substantial doubt about the Company’s ability to continue as a going concern.

During the nine months ended September 30, 2026, the Company entered into a $5.0 million senior secured revolving line of credit and borrowed $1.0 million. The Company received net proceeds of approximately $836,000 after fees. The facility matures on July 1, 2028 and bears interest at Daily Simple SOFR plus 13%. During the same period, holders exchanged approximately $2.3 million of outstanding convertible notes, including accrued interest, for Series A Preferred Stock. The exchange reduced outstanding indebtedness and increased stockholders’ equity but did not provide cash proceeds.

Subsequent to September 30, 2026, the Company received net proceeds of approximately $1.4 million from sales under its ATM program and approximately $1.2 million from private placement financings. The Company also received gross proceeds of $500,000 from an issuance of Series A Preferred Stock. On November 6, 2026, the Company converted $1.0 million of borrowings under the revolving line of credit into common and preferred stock, with a 5% premium as an inducement to convert. The conversion reduced outstanding indebtedness and increased stockholders’ equity but did not provide additional cash proceeds.

Management expects that its existing cash resources and completed financing activities will fund operations for only a limited period from the date the accompanying condensed financial statements are issued. Accordingly, additional financing will be required to support ongoing operations, and management intends to continue evaluating financing alternatives, including potential equity financings and use of the at-the-market (“ATM”) program. There can be no assurance that additional financing will be available on acceptable terms, or at all. Any additional financing may contain restrictive covenants, require the issuance of additional equity securities and dilute existing stockholders, or otherwise adversely affect the Company. The Company’s ability to continue as a going concern is dependent upon its ability to obtain additional debt or equity financing and achieve improved operating performance.

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

During the nine months ended September 30, 2026, the Company experienced temporary constraints in the availability of carbon fiber, which, together with ongoing manufacturing process improvements, reduced production throughput and delayed the shipment of certain customer orders. As of September 30, 2026, the Company has secured additional carbon fiber supply and believes these constraints have been substantially alleviated.

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

Off-Balance Sheet Arrangements

At September 30, 2026 and December 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of September 30, 2026.

Based on that evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2026. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

This conclusion is consistent with management’s assessment as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from our risk factors as previously reported in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business. All forward-looking statements in this document are based on information available to us as of the date hereof, and we assume no obligations to update any such forward-looking statements.

The risk factor labelled “If we fail to regain and maintain compliance with Nasdaq continued listing requirements, our common stock could be delisted.” from Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 is hereby updated and replaced as set forth below:

If we fail to regain and maintain compliance with Nasdaq continued listing requirements, our common stock will be delisted.

Our common stock is listed on Nasdaq and is subject to continued listing requirements established by Nasdaq. These requirements include, among other things, minimum bid price, market value, stockholders’ equity, and corporate governance requirements.

On April 6, 2026, we received notice from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires listed companies to maintain at least $2.5 million in stockholders’ equity (the “Stockholders’ Equity Requirement”).

We submitted a plan to regain compliance by May 21, 2026. After we filed our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, Nasdaq requested an update regarding the plan. We provided the requested update, and on October 6, 2026, received a letter from Nasdaq notifying us that, because we had not completed the remedial actions described in our plan to regain compliance, Nasdaq has determined that we have not demonstrated compliance with the Stockholders’ Equity Requirement. We requested a hearing before a Nasdaq Hearings Panel (the “Panel”), which is scheduled for November 12, 2026, and asked the Panel to grant an exception under Rule 5815(c)(1)(A) through April 4, 2027 or, alternatively, find the Company to be in compliance under Rule 5815(c)(1)(E).

Subsequent to September 30, 2026, the Company received net proceeds of approximately $1.4 million from ATM sales and approximately $1.2 million from private placement financings, as well as gross proceeds of $500,000 from the issuance of Series A Preferred Stock. In addition, the Company converted $1.0 million of borrowings under its revolving line of credit into common stock and Series A Preferred Stock, which provided no cash proceeds.

If the Panel does not grant our request, or if we otherwise fail to regain and maintain compliance with Nasdaq’s continued listing requirements, our common stock will be suspended from trading and delisted from Nasdaq. If our common stock were to be delisted, the liquidity and market price of our common stock could decline significantly, and our ability to raise capital would be adversely affected.

A delisting could also reduce analyst coverage and investor interest in our common stock and may make it more difficult for stockholders to sell their shares. Any such outcome could have a material adverse effect on the market value of our common stock and our ability to access the capital markets.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 25, 2026, the Company granted 20,000 restricted stock units to a consultant for services rendered. The restricted stock units had an aggregate grant-date fair value of approximately $20,000, based on the market price of the Company’s common stock on the grant date, and the amount was recognized as stock-based compensation expense upon grant.

On July 6, 2026, the Company entered into exchange agreements with certain holders of its outstanding convertible promissory notes, including related-party and non-related-party holders. The Company exchanged convertible notes with aggregate principal and accrued interest of approximately $2.295 million for 24,093 shares of Series A Preferred Stock. The Series A Preferred Stock consideration was calculated by applying a 5% premium to the exchanged principal and accrued interest, resulting in aggregate consideration of approximately $2.409 million. Each share of Series A Preferred Stock has an original issue price of $100 and is initially convertible into 100 shares of common stock at a conversion price of $1.00 per share, subject to adjustment under the Certificate of Designation. The Series A Preferred Stock carries dividends at an annual rate of 10% of its original issue price, subject to the terms of the Certificate of Designation. The exchange was made in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act, as an exchange by the Company with its existing security holders in which no commission or other remuneration was paid for soliciting the exchange

On September 15, 2026, the Company also granted 360,000 restricted stock units to a vendor for services to be rendered. The restricted stock units had an aggregate grant-date fair value of approximately $400,000, based on the market price of the Company’s common stock on the grant date.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as defined in the SEC rules).

Item 6. Exhibits

The following exhibits are filed herewith as a part of this report.

Exhibit No.	Description

3.1	Certificate of Incorporation (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).

3.2	Amended and Restated Bylaws (including amendments) (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2025).

4.1	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed on July 9, 2026).

10.1	Form of Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on March 18, 2026).

10.2	Form of Note Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on July 9, 2026).

10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on July 9, 2026).

10.4	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 20, 2026).

10.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed on August 20, 2026).

10.6	Form of Warrant Exchange Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 24, 2026).

10.7	Assignment and Assumption Agreement, dated as of September 23, 2026 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on September 24, 2026).

10.8

Form of Series A Preferred Stock Subscription and Investment Representation Agreement (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed on November 10, 2026).

10.9	Exchange Agreement, dated as of November 6, 2026, by and between the Company and Brynnwood, LLLP (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed on November 10, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) / 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document**

101.SCH	Inline XBRL Taxonomy Extension Schema Document**

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWTON GOLF COMPANY, INC.

Date: November 12, 2026	By:	/s/ Akinobu Yorihiro
Akinobu Yorihiro Interim Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Jeff Clayborne
Jeff Clayborne
Chief Financial Officer, Chief Operating Officer (Principal Financial Officer and Principal Accounting Officer)

